Form 10-K
period 2017-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2018-02-28
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2017 - $740,286,051

As of February 22, 2018, 183,335,244 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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
The Exhibit Index is located on pages 44 to 48.

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

OVERVIEW

Windstream is a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles.

Our vision is to provide a best-in-class customer experience through our network, our applications and our people. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders.

During the fourth quarter of 2017, we reorganized our operations into two organizations: Windstream Enterprise & Wholesale and Consumer & Small Business. The Windstream Enterprise & Wholesale business unit, which primarily serves customers located in service areas in which we are a competitive local exchange carrier (“CLEC”), consists of our former Enterprise and Wholesale segments, as well as the Small Business component of the former CLEC Consumer and Small Business segment. Our Consumer & Small Business business unit serves customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and primarily consists of the former ILEC Consumer and Small Business segment. Apart from these two distinct business unit organizations, we also operate a consumer CLEC business, which had been part of the former CLEC Consumer and Small Business segment. For management and financial reporting purposes, we now have four reportable operating segments consisting of Consumer & Small Business, Enterprise, Wholesale and CLEC Consumer.

The business unit change was based on the basic tenet that organizational structure should be nimble and follow a company’s vision and strategy. The anchor of our vision is unchanged and remains the customer experience. What is new is our ability to leverage disruptive technologies in our product solutions, such as Software Defined Wide Area Networking (“SD-WAN”) and cloud-based unified communications applications like OfficeSuite®, as well as broader Software Defined Networking (“SDN”)-based products, to differentiate ourselves in a rapidly evolving marketplace.

To advance that strategy, we have five key priorities for 2018:

•	Advance our industry-leading Windstream Enterprise & Wholesale product and service capabilities.

One key component will be continued sharp focus on our SD-WAN product, as well as our unified communications product, OfficeSuite®. The ingenuity of OfficeSuite® lies in its simplicity, relevant features and digital approach and its broad application across our customer base. We will continue to advance our current capabilities, including our security solutions and on-net solutions, as well as our professional services portfolio. Our strategic product set with our on-net capabilities has us well positioned in the marketplace.

•	Launch next-generation broadband deployment techniques that are both faster and more cost-effective.

Through our continued investment in our broadband network, we now have the capability to deploy faster broadband speeds through both new and existing technologies. This agile deployment is a must in the competitive broadband environment.

•	Further simplify our business and transform customer-facing and internal user capabilities.

This begins with our multi-year information technology integration project and not only has allowed us to more efficiently manage our product catalog, price quoting and order management systems, but has also allowed us to eliminate duplicative systems and generate meaningful cost savings.

Our integration of EarthLink and Broadview remains on schedule. Our goal of $180 million in annualized synergies by the end of 2019 remains a key driver of our financial objectives.

•	Drive revenue improvements through enhanced sales and improved customer retention in both our business units.

Our Consumer & Small Business segment remains focused on improving our broadband market share while increasing speed and value-added service penetration for each broadband connection, while our Windstream Enterprise & Wholesale segment is focused on increasing strategic sales leveraging our next generation products.

In addition to our revenue objectives, we will continue to aggressively drive our on-going initiatives of network access reductions, automation of processes and enhanced organizational effectiveness, as we align our expenses to our revenue trajectory.

•	Continue to work to optimize our balance sheet.

During 2017, we significantly improved our debt maturity profile with various refinancing transactions. We will continue to be opportunistic and look for ways to improve our balance sheet.

Our focused operational strategy for each business segment has the overall objective to generate strong financial returns for our investors and grow adjusted OIBDA, which is defined as operating income plus depreciation and amortization , adjusted to exclude the impact of the goodwill impairment, merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

Presented below for each of our business segments is an overview and further discussion of our operating strategy, product and service offerings, sales and marketing efforts and the competitive landscape in which we operate.

CONSUMER & SMALL BUSINESS SEGMENT

The Consumer & Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $2.0 billion in revenue and $1.1 billion in contribution margin, or segment income, during 2017.

Strategy

Within our ILEC Consumer & Small Business segment, we are focused on expanding and enhancing our broadband capabilities and product-set to provide a great customer experience, sustain average revenue per customer and increase market share.

We continue to increase broadband speeds and capacity throughout our territories. During the second quarter of 2017, we completed Project Excel, a capital program, which began in late 2015 and was focused on upgrading our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhance our backhaul capabilities to address future capacity demands and improve network reliability. Through Project Excel, fiber expansion, new technologies and network deployment strategies, we are now able to provide 25 megabits per second (“Mbps”) speeds to 55 percent of our broadband footprint and 50 Mbps speeds to 31 percent; which are competitive offerings in our rural markets. In addition, we offer 1-Gigabit Internet service in 15 states to deliver faster speeds to more of our customer base. Connect America Fund (“CAF”) funding will also provide support and allow us to expand our broadband capabilities.

We believe these network upgrades will provide a great customer experience, which should help sustain average revenue per customer per month and allow us to retain existing customers and increase our market share. We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities. Currently, 76 percent of our existing customer base subscribes to Internet speeds of 25 Mbps or less. With the increased availability of premium broadband speeds, we have a significant opportunity to migrate customers to faster speeds, which we believe will reduce churn and improve the overall customer experience.

For 2018, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, improve customer retention and grow market share by continuing to increase broadband speeds and capacity throughout our territories.

Services and Products

Our Consumer services primarily consist of high-speed Internet, traditional voice and video services. We are committed to providing high-speed broadband and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution to meet our customers’ needs at a competitive value.

Our Consumer broadband services, including features available in Windstream Shield, are described further as follows:

•	High-speed Internet access: We offer high-speed Internet access with speeds up to 1 gigabits per second (“Gbps”).

•
Shield Lite: Our least expensive security offering includes security backed by renowned McAfee products providing protection from the latest security threats. Also included are identity theft protection and data backup.

•
Shield Standard: Our mid-priced security offering includes all the features of Shield Lite plus 24/7/365 unlimited access to premium technical services, and a wired maintenance program for the customer’s home.

•
Shield Premium: Our most robust security offering includes all the features of Shield Lite and Shield Standard plus protection for malfunction or accidental damage of a customer’s computer, tablet or e-reader and whole-home support for up to 10 devices in the customer’s home network.

Consumer voice services include basic local telephone services, features and long-distance services. Features include call waiting, caller identification, call forwarding, as well as various other offerings. We also offer a variety of long-distance plans, including rate plans based on minutes of use, flexible or unlimited long-distance calling services.

We offer video services to consumers through relationships with DirecTV and Dish Network. Through these relationships, we are able to offer our customers affordable, diverse options for programming and other premium entertainment services no matter where they reside in our ILEC footprint. We also own and operate cable television franchises in some of our service areas and we offer Kinetic TV, a highly competitive IP video entertainment offering, in our top 4 market areas. Our video offerings allow us to provide comprehensive bundled services to our consumer base, helping insulate our customers from competitors.

In 2017, we introduced our premium services to the market under the brand “Kinetic” which includes our highest speed Internet products and our cable and IP video offerings. Windstream is marketing these services as Kinetic by Windstream.

We sell and lease certain equipment to support our consumer high-speed Internet and voice offerings, including broadband modems, home networking gateways and personal computers. We also sell home phones to support voice services.

With recent acquisitions, our small business product suite expanded to include advanced hosted-voice, network management and business continuity services to our existing Internet, voice, and web conferencing products. These services deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs. The product additions will allow us to sell to customers with more sophisticated communications requirements and higher spend levels.

Our ILEC Small Business services include:

•	High-speed Internet access: We offer speeds up to 1 Gbps with an option of high-speed Internet or a dedicated solution.

•
Hosted voice services: OfficeSuite® is an award-winning cloud-based, hosted-voice solution that includes a fully featured phone system, and real-time audio and video communications available from the office phone, computer or on the go with connected smart devices.

•
Software Defined Wide-Area Network: SD-WAN is the next-generation technological wide-area network solution that ensures optimal application performance irrespective of the underlying transport and allows for business continuity as well as routing control via a customer-facing portal.

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

Small business voice services include a variety of line types available to serve customer needs. We offer a standard business local line, Centrex lines, key systems, private branch exchange (“PBX”) lines, Voice over Internet Protocol (“VoIP”) and complex phone systems. Additional options for our voice lines include long-distance services, and several calling features, including call waiting, call return, speed calling, caller ID, repeat dialing, three-way calling, rotary hunt, voice mail or rotary hunt voice mail. Our many voice offerings provide customers a wide range of voice solutions that fit our small business customer voice needs.

Sales and Marketing

Our sales and marketing strategy is focused on driving top-line revenue growth through stabilizing broadband market share while deepening speed and value-added service penetration for each broadband connection. In our Consumer & Small Business segment, our goal is to win and retain the household or business first and then expand the product participation by consulting on the appropriate speed or value-added service to enhance the experience. We employ the following principles to achieve these goals:

•
Product enhancement: Faster Internet speeds and the geographic expansion of our Kinetic TV footprint deliver more value to consumer customers while growing account revenue. These products not only improve the competitiveness of our offering but drive tangible value to the customer while improving the overall account revenue profile. For small businesses, higher speeds, the introduction of SD-WAN and advanced hosted voice are increasing the value to the customer.

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

Sales are made through various distribution channels giving new and existing customers choices in how to interact and experience our products and services. We offer customers the opportunity to order service and purchase a number of products designed to enhance our existing services at any of our 23 retail stores located in our local service areas or via our call center based sales teams. We augment these traditional channels with online sales, national agents, telephone and direct sales representatives. We utilize a similar multi-channel approach for our Small Business sales focusing on a blend of local field sales teams and inbound/outbound call centers to serve this segment.

Competition

We experience intense competition for Consumer & Small Business services. During 2017, consumer households served decreased by approximately 85,800, or 6 percent, consumer high-speed Internet customers decreased by approximately 44,500, or 4 percent, and small business customers declined by approximately 11,600, or 8 percent. Sources of competition in our service areas include, but are not limited to, the following:

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

•
Communications carriers: We are required to lease our facilities and capacity to other communications carriers. These companies compete with us by providing voice and high-speed Internet services to both consumers and small businesses located in our ILEC footprint. Additionally, some of the more populated service areas are experiencing new-market entry by communications carriers who are building out their own network to compete for high-speed Internet services.

Approximately 26 percent of our footprint does not have a cable broadband provider. Our focus to upgrade our infrastructure and deploy premium Internet speeds in our Consumer & Small Business markets will improve our competitive positioning and enable us to respond to demand and competitive pressure.

To retain and grow our Consumer & Small Business customer base, we are committed to providing our customers with exceptional service by offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services.

WINDSTREAM ENTERPRISE & WHOLESALE

Our Windstream Enterprise & Wholesale business unit consists of our Enterprise and Wholesale operating segments.

ENTERPRISE SEGMENT

The Enterprise business segment provides advanced network communications and technology solutions to businesses across the U.S. During 2017, the Enterprise business generated $2.9 billion in revenue and $577 million in contribution margin.

Strategy

The strategy for our Enterprise business segment is to increase contribution margin near term and over time, grow revenue by expanding our portfolio of next-generation products, expand our metro fiber and fixed wireless network assets, reduce costs and improve the customer experience. As one of the country’s largest service providers with a nationwide network and broad portfolio of next-generation solutions, coupled with a highly responsive service model, we are well positioned to enable our customers transition to the cloud.

We target mid and large-size enterprise customers that consider their network and communication infrastructure as critical in operating their business. We support some of the most demanding IT organizations within the retail, healthcare, financial services, manufacturing, government and education sectors. We will continue to sharpen our focus on these markets in offering solutions tailored to enable businesses to compete more effectively in the digital economy.
We believe we can continue to drive meaningful improvements in our Enterprise margins by pro-actively migrating our existing customers to new solutions and by attracting new business customers seeking network upgrades required to support their expanding digital strategies.

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements.To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN and Unified Communication as a Service (“UCaaS”) represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

Services and Products

The drivers of demand are a result of Enterprise businesses transforming their own IT infrastructure to move workloads to the cloud, ensure cloud application performance, improve employee productivity and enhance data security, among other strategic imperatives. Our new portfolio of solutions is uniquely well positioned to support these enterprise IT imperatives. As the network evolves into the platform for how business gets done, our customers increasingly value our tailored solution-design process and dedicated service support model. They subscribe to services such as SD-WAN, UCaaS, Contact Center as a Service (“CCaaS”), fiber transport connectivity to major cloud ecosystems, network security and other managed network services.

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

•
Multi-site networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations. Our core growth networking products include SD-WAN”, multiprotocol label switching (“MPLS”), Ethernet - Local Area Network (“LAN”) and Wavelength connectivity solutions.

•
UCaaS, CCaaS and hosted voice: Our robust UCaaS, CCaaS and hosted voice solution portfolio leverages the latest technology to enable our customers to improve productivity and avoid the upfront capital expense associated with costly PBX systems. OfficeSuite® is an award-winning cloud-based, hosted-voice solution that includes a fully featured phone system, and real-time audio and video communications available from the office phone, computer or on the go with connected smart devices.

•
Software Defined Wide-Area Network: SD-WAN is the next-generation technological wide-area network solution that ensures optimal application performance irrespective of the underlying transport and allows for business continuity as well as routing control via a customer-facing portal.

•
Core Data Transport Services: We will continue to make investments to expand our fiber and fixed wireless networks in metro markets and into other third-party data center facilities. We will also continue to invest in upgrading the capabilities and reach of our core Ethernet services. Through our cloud connectivity offering, we provide secure and highly-scalable connectivity to several cloud ecosystems including Amazon Web Services (“AWS”) and Microsoft Azure. We will continue to expand connectivity to additional cloud ecosystems throughout 2018.

•
Managed services: We provide a breadth of managed services, for both our core networking and UCaaS services, that allow our customers information technology (“IT”) organizations to focus on other mission critical activities.

•	High-speed Internet: We offer a range of high-speed broadband Internet access options providing reliable connections designed to help our customers reduce costs and boost productivity.

•	Traditional Voice: Voice services consist of basic telephone services, including voice, long-distance and related features delivered over a traditional copper line.

Sales and Marketing

Our Enterprise sales organization is extensive, with sales offices throughout the United States with more than 500 sales professionals focused on meeting the needs of our customers.

Sales and marketing activities are conducted through:

•	the direct sales force, which accounts for the majority of our new sales;

•	our dedicated customer advocate team, who focus on pro-actively supporting, retaining and growing existing customers as their needs evolve over time;

•	our indirect sales channel, which partners with third-party dealers who sell directly to customers; and

•	third-party agents, who refer sales of our products and services to our direct sales force.

Competition

The market for enterprise customers is highly competitive. We believe we are well-positioned to gain market share within the mid and large-size enterprise segment based upon our ability to leverage new product capabilities to capitalize on significant industry growth trends: metro and long haul data transport to support cloud connectivity; customer migration from MPLS to hybrid SD-WAN and from premise based PBX to UCaaS; and growing needs for network based security to meet compliance standards. Our national network and expanded product portfolio are complemented by our agility in providing solutions tailored to the unique needs of key verticals - retail, healthcare, commercial banking and hospitality.

Our primary competitors are other communications providers. These providers offer similar services, from traditional voice to advanced data and technology services using similar facilities and technologies as we do, and compete directly with us for customers of all sizes.

We are focused on improving the customer experience and investing in our network and service offerings to provide our customers with the most technologically advanced solutions available. We believe that many of our largest competitors are focused primarily on serving the largest global enterprises and as a result are increasingly under-serving the middle market. Accordingly, we rely on scalable, customizable solutions and a service model tailored to the mid-market customers to meet their network and communications needs.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business segment produced $757 million in annual revenue and $530 million in contribution margin in 2017.
Strategy
Our Wholesale strategy focuses on monetizing our network investment in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. Our sales team continues to target high-growth areas including content, international and cable television providers. Our fiber network connects common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. Including network assets acquired through our 2017 acquisitions, our fiber network spans approximately 150,000 route miles of fiber. We have made significant investments in our network adding route miles and new access points to provide advanced Wave and Metro Ethernet Forum (“MEF”) Ethernet services. Furthermore, advancing the service capabilities of our fiber network through Windstream’s use of SDN will provide our customers with the ability to dynamically configure and control their data networks.

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.
Services and Products
Wholesale services provide network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity.
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
Competition
The market for carrier services is highly competitive as continued merger and acquisition activity has resulted in fewer customers and intensified pricing pressure. To improve competitiveness and expand new sales opportunities, we have invested in our network and introduced SDN orchestration to meet the growing demand for 10 Gbps and 100 Gbps bandwidth. Through upgraded network presence in key interconnection points, we are capable of providing Ethernet access and Wave transport services to rural markets, often on unique and diverse routes. By providing a superior customer experience with advanced SDN network technology, we are well-positioned to attract new business and increase market share.

CLEC CONSUMER SEGMENT

Our CLEC Consumer segment primarily consists of the former EarthLink consumer Internet business residing outside of our ILEC footprint. During 2017, this segment generated revenue of $175.9 million and contribution margin of $89.0 million.

We classify our CLEC Consumer segment revenue in two categories: (1) access services, which include dial-up and high-speed Internet access services; and (2) value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email, home networking and email storage; search revenues; and advertising revenues.

Our CLEC Consumer strategy is focused on improving contribution margin trends by growing profitable customer relationships and managing costs. To moderate revenue and contribution margin declines and maximize profitability, we are focused on retaining customers, selling incremental services to existing customers and targeting new sales in select markets.

Products and services provided to our consumer customers include nationwide Internet access, both dial-up and high speed. We also offer on-line back-up, managed web design, web hosting and various email services to consumer customers.

Similar to our Consumer & Small Business operations, we experience competition from cable television companies and other communications services providers in areas served by our CLEC Consumer segment.

See Note 15 to the consolidated financial statements included in the Financial Supplement to the Annual Report on Form 10-K for additional financial information regarding our operating segments.

REGULATION

We are subject to regulatory oversight by the Federal Communications Commission (“FCC”) for particular interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us. We receive federal and state Universal Service Fund (“USF”) revenues, CAF Phase

II support, and funds received from federal access recovery mechanisms (“ARM”). These revenues are included in the operating results of our segments. USF revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is administered by the FCC for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive CAF Phase II funding, as further described below. The ARM is additional federal universal service support available to help mitigate revenue losses from inter-carrier compensation reform not covered by the access recovery charge (“ARC”), a monthly charge assessed to customers established by the FCC.

In August 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for eligible locations in 17 of the 18 states in which we are the incumbent provider, declining only the annual statewide funding in New Mexico because our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. The CAF Phase II support for the 17 states we accepted substantially replaces funding we received under the federal USF high-cost support program. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors. The FCC recently finalized rules for the competitive bidding process and stated that it expects to conduct the process during the third quarter of 2018. We will continue to receive annual USF support in New Mexico frozen at 2011 levels until the CAF Phase II competitive bidding process is complete.

In April 2017, the FCC adopted comprehensive reforms to its policies governing business data services (“BDS”). We use BDS to, among other things, connect our national and city-based fiber network with customers for whom we do not have our own facilities serving their locations. These leased services have been subject to price caps and other FCC regulation for decades to maintain historical ILEC market advantages. Despite evidence to the contrary provided by Windstream and other carriers, the FCC found that the markets for packet-based services, and for TDM-based last-mile inputs in the vast majority of areas, are competitive and prices need not be regulated. Windstream, along with several other companies, has filed an appeal in federal court of the rules, which went into effect on August 1, 2017. At this time, we are unable to predict the impact of these reforms on Windstream, but the reform could negatively impact Windstream as a result of higher expense to purchase deregulated BDS, the need for greater capital investments to retain our competitiveness, and increased customer and revenue churn.

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

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our annual operating revenues during the three-year period ended December 31, 2017.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

NETWORK

As further discussed below under “Material Dispositions”, in April 2015, we completed the spin-off of our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust and entered into an agreement to leaseback the network assets. Following the spin-off, we exclusively operate a robust, flexible network allowing us to deliver advanced voice and data services. Our network consists of approximately 150,000 miles of fiber-optic plant in both our fiber backbone and local service areas and a combination of owned and leased facilities in our local markets.

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

The map below reflects our extensive national footprint spanning approximately 150,000 fiber miles:

WINDSTREAM
NATIONWIDE NETWORK
Windstream Fiber
Seattle
Portland
Oakland
San Jose
Los Angeles
Anaheim
Las Vegas
Phoenix
Salt Lake City
Denver
Albuquerque
Minneapolis
Omaha
Lincoln
Des Moines
Cedar Rapids
Kansas City
Oklahoma City
Tulsa
Dallas
Austin
San Antonio
Houston
Little Rock
Memphis
St. Louis
Milwaukee
Chicago
Grand Rapids
Detroit
Indianapolis
Louisville
Cincinnati
Columbus
Cleveland
Akron
Pittsburgh
Ashland
Lexington
Nashville
Knoxville
Birmingham
Atlanta
New Orleans
Fitzgerald
Jacksonville
Orlando
Tampa
Fort Lauderdale
Miami
Commerce
Greenville
Charlotte
Concord
Greensboro
Raleigh
Richmond
Virginia Beach
Ashburn
Washington D.C.
Baltimore
Philadelphia
Ephrata
Bethlehem
Newark
New York City
Buffalo
Rochester
Syracuse
Albany
Andover
Boston
Westborough
windstream.

The map below reflects our Tier 1 and 2 IP network and highlights our Software Defined Networking orchestration “Cloud Core” nodes. or connection points for our cloud-computing and data transmission services:

SEATTLE
PORTLAND
MINNEAPOLIS
MADISON
GRAND RAPIDS
ROCHESTER
ANDOVER
MILWAUKEE
DETROIT
SYRACUSE
BOSTON
CEDAR RAPIDS
BUFFALO
CLEVELAND
WESTBOROUGH
ALBANY
DES MOINES
CHICAGO
SALT LAKE CITY
OMAHA
PITTSBURGH
NEWARK
NEW YORK CITY
AKRON
BETHLEHEM
LINCOLN
EPHRATA
PHILADELPHIA
DENVER
COLUMBUS
INDIANAPOLIS
BALTIMORE
KANSAS CITY
ASHBURN
CINCINNATI
ST. LOUIS
WASHINGTON D.C.
LOUISVILLE
ASHLAND
OAKLAND
LEXINGTON*
SAN JOSE
RICHMOND
VIRGINIA BEACH
TULSA
KNOXVILLE
GREENSBORO
NASHVILLE
LAS VEGAS
CONCORD
MEMPHIS
CHARLOTTE
RALEIGH
OKLAHOMA CITY
ALBUQUERQUE
GREENVILLE
LITTLE ROCK
LOS ANGELES
COMMERCE
BIRMINGHAM
ANAHEIM
PHOENIX
ATLANTA
DALLAS
FITZGERALD
JACKSONVILLE
AUSTIN
HOUSTON
NEW ORLEANS
SAN ANTONIO
ORLANDO
TAMPA
FORT LAUDERDALE
MIAMI
POP (POINT OF PRESENCE)
IP NETWORK
ENTERPRISE SERVICES
CLOUD CORE NODE

ACQUISITIONS COMPLETED IN 2017

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. and its subsidiaries (“Broadview”), a leading provider of cloud-based unified communications solutions to small and medium-sized businesses. Broadview’s proprietary OfficeSuite® and unified communications platforms are complementary to our existing SD-WAN product offering. In addition, Broadview has an experienced sales force and strong channel partner program, which we will leverage to sell unified communications services across our small business and mid-market enterprise customer bases. In the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid. The transaction was valued at approximately $230.0 million.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. and its subsidiaries (“EarthLink”), a leading provider of data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In effecting the merger, each share of EarthLink common stock was exchanged for .818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 93 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, which we refinanced, in a transaction valued at approximately $1.1 billion.

In completing these acquisitions, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 150,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating the operations of Broadview and EarthLink. For additional information regarding these acquisitions, including our refinancing of EarthLink’s long-term debt, see Notes 3 and 6 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

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

Spin-off of Certain Network and Real Estate Assets - On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust. The spin-off also included substantially all of our consumer CLEC business as of that time. The telecommunications network assets consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion at the time of spin-off. We requested and received a private letter ruling from the Internal Revenue Service on the qualification of the spin-off as a tax-free transaction and the designation of the telecommunications network assets as real estate.

Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the telecommunications network assets and the consumer CLEC business to Uniti Group, Inc. (“Uniti”) formerly Communications Sales & Leasing, Inc., a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of Uniti common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by Uniti to Windstream of approximately $2.5 billion of Uniti debt securities. After giving effect to the interest in Uniti retained by Windstream, each Windstream Holdings shareholder received one share of Uniti for every five shares of Windstream Holdings common stock in the form of a tax-free dividend. On April 24, 2015, following the completion of the spin-off, we transferred the Uniti debt securities and cash to two investment banks, in exchange for approximately $2.5 billion of debt securities of Windstream Services held by the investment banks.

As of the spin-off date, excluding restricted shares held by Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of Uniti. In two separate transactions completed in June 2016, Windstream Services transferred all of its shares of Uniti common stock to its bank creditors in exchange for the retirement of $672.0 million of aggregate borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses.

For additional information regarding the spin-off, see Notes 5 and 6 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

ELIMINATION OF COMMON STOCK DIVIDEND

On August 3, 2017, our board of directors elected to eliminate our quarterly common stock dividend of $.15 per share commencing in the third quarter of 2017. As a result, our last quarterly dividend was paid on July 17, 2017 to shareholders of record on June 30, 2017. Our capital allocation practices can be changed at any time at the discretion of our board of directors.

MANAGEMENT

Staff at our headquarters and regional offices supervise, coordinate and assist subsidiaries in management activities including investor relations, acquisitions and dispositions, corporate planning, tax planning, cash and debt management, accounting, insurance, sales and marketing support, government affairs, legal matters, human resources and engineering services.

EMPLOYEES

At December 31, 2017, we had 12,979 employees, of which 1,223 employees are part of collective bargaining units. During 2017, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).

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

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the benefits of the mergers with EarthLink and Broadview, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our ability to improve our debt profile and reduce interest costs, including through repurchases of our debt; our cost reduction activities, including, but not limited to, workforce reductions and network cost optimization; our ability to defend claims made by one or more noteholders that Windstream Services is in alleged default pursuant to a certain indenture governing a series of senior notes; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; expectations regarding the benefits of our updated business unit structure; stability and growth in adjusted OIBDA; statements regarding our 2018 operational priorities; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, Kinetic and 1 Gbps services to more locations due to network upgrades and expanding our fiber network; expectations regarding sales and trends of strategic products for business customers; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; anticipated capital expenditures and certain debt maturities from cash flows from operations; and expected effective federal income tax rates and our ability to utilize certain net loss operating carryforwards and the length of time we have to utilize under the 2017 Tax Act. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
the alleged ability of one or more purported noteholders to establish that transactions related to the spin-off of certain assets in 2015 into a publicly-traded real estate investment trust allegedly violated certain covenants in existing indentures governing certain outstanding senior notes alledgedly allowing the noteholders to seek to accelerate payment under the indentures;

•
the benefits of our current capital allocation strategy, which may be changed at anytime at the discretion of our board of directors, and certain cost reduction activities may not be fully realized or may take longer to realize than expected, or the implementation of these initiatives may adversely affect our sales and operational activities or otherwise disrupt our business and personnel;

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

On September 22, 2017, we received a purported notice of default under the indenture governing our 6.375 percent senior notes due 2023 (the “2013 Indenture”) from a purported holder of the senior notes, which alleged that we had breached certain covenants under the 2013 Indenture, primarily that the Spin-Off constituted a sale and leaseback transaction (as defined in the 2013 Indenture) which was not in compliance with the 2013 Indenture, and, in connection with the Spin-Off, we made a restricted payment (as defined in the 2013 Indenture) during the pendency of the alleged defaults. On December 7, 2017, the purported holder issued a notice of acceleration claiming that the principal amount, along with accrued interest, was due and payable immediately.
Although we do not believe that any default under the 2013 Indenture occurred and that these allegations are without merit, there can be no assurance that the noteholder will not be successful in the pursuit of its claims, currently in litigation, to obtain a court order that the principal amount of the notes issued under the 2013 Indenture is due and payable, together with accrued interest. Holders of other outstanding series of our notes could also make similar or other allegations and seek to declare an event of default and accelerate other series of our notes. Any such acceleration of a series of our outstanding notes could also allow lenders under our senior secured credit facilities to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, to cease making further loans, and to institute foreclosure proceedings against their collateral. Any such actions may result in an outcome that could have a material adverse impact on our business, operations and financial conditions as well as our stakeholders, as any such actions could force us to seek bankruptcy protection or liquidation. Even if we are successful in defending against such claims, we may expend significant management time and attention and funds to defend against such claims.
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

On August 3, 2017, our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017, and we do not currently expect to declare or pay dividends on our common stock for the foreseeable future. Instead, we intend to use the cash savings from the elimination of the quarterly dividend payment to repay certain of our debt obligations. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our earnings, capital requirements, financial condition, restrictions imposed by any covenants in our then existing debt instruments or imposed by our then existing indebtedness, restrictions imposed by applicable law, general business conditions and other factors considered relevant by our board of directors. As a result, you may not receive any return on an investment in our common stock unless the market price of our common stock appreciates and you sell it for a price greater than that which you paid for it.
We may deviate from our current capital allocation strategy.

We believe that our capital allocation strategy, including our plan to use the cash savings from the elimination of the quarterly dividend payment for debt reduction, will benefit our stockholders over time and lower our cost of capital. However, there is no assurance that our current capital allocation strategy will have a beneficial impact on our stock price, enhance stockholder value or lower our cost of capital. Implementation of our capital allocation strategy depends on the interplay of different factors, including, but not limited to, our stock price, the interest rates on our debt and the rate of return on available investments. If these factors are not conducive to implementing our revised capital allocation strategy, or we determine that adopting a different capital allocation strategy is in the best interest of stockholders, we reserve the right to deviate from this approach. There can be no assurance that we will not deviate from or adopt an alternative capital allocation strategy moving forward.
We may be unable to fully realize expected benefits from our recent mergers with EarthLink and Broadview.

We expect to achieve substantial operating and capital synergies and cost savings as a result of our mergers with EarthLink Holdings Corp. and Broadview Holdings, Inc. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to:

•diversion of the attention of management and key personnel and potential disruption of our ongoing businesses;

•customer losses;

•the loss of quality employees from EarthLink and Broadview;

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

Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As these services continue to add content and features and utilization rates of the services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers.

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

If Windstream experiences a 50 percent or greater change in ownership involving shareholders owning 5 percent or more of its stock, it could adversely impact Windstream’s ability to utilize its existing net operating loss carryforwards. The inability to utilize existing net operating loss carryforwards would significantly increase the amount of Windstream's annual cash taxes reducing the overall amount of cash available to be used in other areas of the business.

In September 2015, Windstream’s board of directors adopted a shareholder rights plan (the “Rights Plan”), under which Windstream shareholders of record as of the close of business on September 28, 2015 received one preferred share purchase right for each share of common stock outstanding. The Rights Plan was approved by shareholders at the Annual Meeting held on May 12, 2016. The Rights Plan is designed to protect Windstream’s net operating loss carryforwards from the effect of limitations under Section 382 of the Internal Revenue Code (“IRC”), if an ownership change should occur in the future. In general, an ownership change will occur when the percentage of Windstream’s ownership by one or more “5-percent shareholders” (as defined under IRC Section 382) has increased by more than 50 percent at any time during the prior three years (calculated on a rolling basis). Pursuant to the Rights Plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of the outstanding shares of Windstream’s common stock without prior approval of our Board of Directors or without meeting certain customary exceptions, the rights would become exercisable and entitle shareholders (other than the acquiring shareholder or group) to purchase additional shares of Windstream at a significant discount and result in significant dilution in the economic interest and voting power of acquiring shareholder or group. Although the Rights Plan is intended to reduce the likelihood of an “ownership change” that could adversely affect us, there is no assurance that the restrictions on transferability in the Rights Plan will prevent all transfers that could result in such an “ownership change.” The Rights Plan was amended by the Amendment No. 1 to Rights Agreement, dated November 5, 2016, to confirm that any EarthLink shareholder that became a 4.9 percent or greater shareholder of the combined company as a result of the merger is exempt and the ownership does not trigger implementation of the Rights Plan unless the shareholder acquires additional shares of common stock.

Windstream may seek to amend the Rights Plan in the future, requiring approval by shareholders. If not approved, Windstream would lose the benefits provided by the Rights Plan as the Rights Plan will terminate pursuant to its terms in September 2018.

If the spin-off, and certain related transactions, fails to qualify as a tax-free transaction for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Uniti for material taxes pursuant to indemnification obligations that we entered into with Uniti.

We received a private letter ruling from the IRS (the “IRS Ruling”) to the effect that, on the basis of certain facts presented and representations and assumptions, the spin-off will qualify as tax-free under Sections 355 and 368(a)(1)(D) of the Code. Although a private letter ruling generally is binding on the IRS, if the factual representations and assumptions made are untrue or incomplete in any material respect, we will not be able to rely on the IRS Ruling. In addition, the IRS Ruling does not address certain requirements for tax-free treatment of the spin-off under Sections 355 and 368(a)(1)(D) of the Code and our use of Uniti indebtedness and common stock to retire certain of our indebtedness (the “debt exchanges”). Accordingly, the spin-off was conditioned upon the receipt of a tax opinion from our tax counsel with respect to the requirements on which the IRS did not rule, which concluded that such requirements also should be satisfied. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached in the tax opinion. In addition, the tax opinion is not binding on the IRS or the courts, and the IRS and/or the courts may not agree with the tax opinion. However, if the spin-off or the debt exchanges failed to qualify as tax free for U.S. federal income tax purposes, we may incur significant tax liabilities that could materially affect our business, financial condition and results of operations.
While certain tax audits regarding the tax year 2015 have concluded, if the spin-off ultimately was determined to be taxable, then a shareholder that received shares of Uniti common stock in the spin-off would be treated as having received a distribution of property in an amount equal to the fair market value of such shares and could incur significant income tax liabilities. Such distribution would be taxable to such shareholder as a dividend to the extent of our current and accumulated earnings and profits (including earnings and profits resulting from the recognition of gain by us in the spin-off). Any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such shareholder’s tax basis in its shares of our common stock with any remaining amount being taxed as a capital gain. In addition, if the spin-off were determined to be taxable, we would recognize taxable gain.
Under the terms of the tax matters agreement that we entered into with Uniti, Uniti is generally responsible for any taxes imposed on us that arise from the failure of the spin-off and the debt exchanges to qualify as tax-free for U.S. federal income tax purposes, within the meaning of Section 355 and Section 368(a)(1)(D) of the Code, as applicable, to the extent such failure to qualify is attributable to certain actions, events or transactions relating to Uniti’s stock, indebtedness, assets or business, or a breach of the relevant representations or any covenants made by Uniti in the tax matters agreement, the materials submitted to the IRS in connection with the request for the IRS Ruling or the representations provided in connection with the tax opinion. Uniti’s indemnification obligations to us are not limited by any maximum amount and such amounts could be substantial. If Uniti were required to indemnify us, Uniti may be subject to substantial liabilities and there can be no assurance that Uniti will be able to satisfy such indemnification obligations.

In connection with the spin-off, Uniti will indemnify us and we will indemnify Uniti for certain liabilities. There can be no assurance that the indemnities from Uniti will be sufficient to insure us against the full amount of such liabilities, or that Uniti’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to agreements that we entered into with Uniti in connection with the spin-off, Uniti agreed to indemnify us for certain liabilities, and we agreed to indemnify Uniti for certain liabilities. However, third parties might seek to hold us responsible for liabilities that Uniti agreed to retain, and there can be no assurance that Uniti will be able to fully satisfy its indemnification obligations under these agreements. In addition, indemnities that we may be required to provide to Uniti could be significant and could adversely affect our business.
We are required to pay rent under the master lease with Uniti, and our ability to do so could be adversely impaired by results of our operations, changes in our cash requirements and cash tax obligations, or overall financial position; conversely, payment of the rent could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.
We are required to pay a portion of our cash flow from operations to Uniti pursuant to and subject to the terms and conditions of the master lease. Our ability to pay the rent owed to Uniti could be adversely impaired by results of our operations, changes in our cash obligations and requirements, or general financial position. Additionally, our obligation to pay rent could impair our ability to fund our own operations, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with the provisions of the master lease with Uniti could materially adversely affect our business, financial position, results of operations and liquidity.
We currently lease a significant portion of our telecommunications network assets, including our fiber and copper networks and other real estate, under the master lease with Uniti. Our failure to pay the rent or comply with the provisions of the master lease would result in an event of default regarding the master lease and also could result in a default under other agreements. Upon an event of default, remedies available to Uniti include terminating the master lease and requiring us to transfer the business operations we conduct at the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the master lease, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the master lease in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity.
Cyber security incidents could have a significant operational and financial impact.

We store customers’ proprietary business information in our facilities through our colocation, managed services and cloud computing services. In addition, we maintain certain sensitive customer information in our financial and operating systems. While we have implemented data security polices and other internal controls to safeguard and protect against misuse or loss of this information, if their data were compromised through a cyber security incident, it could have a significant impact on our results of operations and financial condition. Additionally, we have implemented network and data security policies and other internal controls to safeguard and protect against malicious interference with our networks and information technology infrastructure and related systems and technology, as well as misappropriation of data and other malfeasance, but we cannot eliminate the risk associated with these types of occurrences. As part of our information security processes that are regularly reviewed by management and monitored by the Audit Committee, we continue to adapt to new threats, but increasing incidents of unsuccessful and successful “cyber attacks”, such as computer hacking, dissemination of computer viruses and denial of service attacks, as well as misappropriation of data, pose growing risks of a significant effect on our results of operations and financial condition and we cannot fully predict the evolution of such threats.

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

As of December 31, 2017, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

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

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2017, we incurred $908.6 million in total capital expenditures, including $49.9 million related to Project Excel and $34.5 million in incremental spend related to the acquisitions of Broadview and EarthLink. We expect to incur $750.0 million to $800.0 million in capital expenditures during 2018, excluding incremental capital spend related to the acquisitions of EarthLink and Broadview. We expect to be able to fund required capital expenditures from cash generated from operations. However, other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements. If this occurs, funds for capital expenditures may not be available when needed, which could affect our service to customers and our growth opportunities.

The level of returns on our pension plan investments and changes to the actuarial assumptions used to value our pension obligations could have a material effect on our earnings and result in material funding requirements to meet our pension obligations.

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2017, the fair market value of these investments increased from $799.4 million to $841.4 million primarily due to investment returns of $97.3 million and employer contributions of $30.1 million. These increases were partially offset by routine benefit payments of $85.9 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

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

As of December 31, 2017, we had $5,843.9 million long-term debt outstanding, including current maturities. We may also obtain additional long-term debt to meet future financing needs or to fund potential acquisitions, subject to certain restrictions under our existing indebtedness, which would increase our total debt. Our substantial amount of debt could have negative consequences to our business. For example, it could:

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

We may not generate sufficient cash flows from operations, or have future borrowings available under our credit facility or from other sources sufficient to enable us to make our debt payments or to fund other liquidity needs. We may not be able to refinance any of our debt, including our credit facility, on commercially reasonable terms or at all. If we are unable to make payments or refinance our debt, or obtain new financing under these circumstances, we would have to consider other options, such as selling assets, issuing additional equity or debt, or negotiating with our lenders to restructure the applicable debt. Our credit agreement and the indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.

As of February 28, 2018, Moody’s Investors Service (“Moody’s”), S&P and Fitch Ratings (“Fitch”) had granted Windstream the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating	B3	BB-	BB
Senior unsecured credit rating	Caa1	B-	B
Corporate credit rating	B3	B	B
Outlook	Negative	Negative	Negative

Factors that could affect our short and long-term credit ratings include, but are not limited to, a material decline in our operating results, increased debt levels relative to operating cash flows resulting from future acquisitions, increased capital expenditure requirements, or changes to our capital allocation policy. In addition, we are not currently paying down a significant amount of debt. If our credit ratings were to be downgraded from current levels, we might incur higher interest costs on future borrowings, and our access to the public capital markets could be adversely affected.

Tax legislation and administrative initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

The 2017 Tax Act was recently enacted as law in the United States. While we believe the overall impact of the new tax law should be favorable to Windstream long-term, we are in the process of assessing its full impact and any negative consequences on our operating result and financial condition. Additionally, we are frequently subject to routine audits by federal, state and local tax authorities. While we believe we have adequately provided for tax contingencies, these audits may result in tax liabilities that differ materially from what we have recognized in our consolidated financial statements.

Finally, legislators and regulators at all levels of government may from time to time change existing tax rules and regulations or enact new rules that could negatively impact our operating results and financial condition.

Competition in our consumer service areas could reduce our market share and adversely affect our results of operations and financial condition.

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer households as we have historically, our results of operations and financial condition could be adversely affected. During 2017, our consumer households declined 6.3 percent.

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

Wireless companies are aggressively developing networks using next-generation data technologies, which are capable of delivering high-speed Internet service via wireless technology to a larger geographic footprint. If these technologies continue to expand in availability and reliability, they could become a cost effective alternative to our high-speed Internet services. In addition, cable operators may be able to take advantage of certain technology to deploy faster broadband speeds more rapidly than Windstream.

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

In 2017, we received approximately 5 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 5 percent of our revenues for the year ended December 31, 2017. Pending regulatory proceedings to reform state and federal USF programs and our implementation of those reforms could, depending on the outcome, materially reduce our USF revenues and increase our expenses.

The FCC implemented the Connect America Fund, which was adopted in 2011 and includes a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. Windstream elected to participate in both programs. To obtain the available funding, which is greater than the amount Windstream received from the legacy federal universal service program, Windstream has committed to offer broadband to a certain number of locations at specified speeds in particular portions of its service areas. This will require substantial capital investment and large-scale construction by Windstream in rural and hard-to-serve geography. Costs of Phase II could exceed estimates by a material amount. The scale and scope of the network buildout to meet the obligations is challenging and complex. If Windstream is not able to fulfill its commitments, it would be required to return some funding and may be subject to additional penalties.

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

We have written off a portion of our goodwill, and may be required to write off additional goodwill in the future, which may adversely affect our financial condition and results of operations.
As of December 31, 2017, our goodwill comprised 25.6 percent of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to assess whether the amount of goodwill assigned to each of our reporting units is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. During the year ended December 31, 2017, we recorded a goodwill impairment charge of $1,840.8 million. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded.

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

As of December 31, 2017, we had 1,223 employees, or approximately 9 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 23 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, eight agreements covering approximately 500 employees are due to expire in 2018. In addition, the national pension agreement covers approximately 400 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days’ notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Our gross investment in property, by category, as of December 31, 2017, was as follows:

(Millions)	Assets Owned by Windstream	Assets Leased from Uniti (a)	Total
Land	$36.8	$28.6	$65.4
Building and improvements	97.3	323.0	420.3
Central office equipment	7,170.3	0.2	7,170.5
Outside communications plant	1,778.3	6,104.2	7,882.5
Furniture, vehicles and other equipment	2,298.9	9.8	2,308.7
Total	$11,381.6	$6,465.8	$17,847.4

(a)
In connection with the spin-off, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. For financial reporting purposes, the transaction was accounted for as a failed spin-leaseback. As a result, the net book value of the network assets transferred to Uniti continue to be reported in our consolidated balance sheet.

Certain of our properties are pledged as collateral to secure long-term debt obligations of Windstream Services. The obligations under Windstream Services’ senior secured credit facility are secured by liens on all of the personal property assets and the related operations of our subsidiaries who are guarantors of the senior secured credit facility.

Item 3. Legal Proceedings

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its board of directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ board of directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court dismissed Windstream as a named party and also dismissed the plaintiffs’ demand to rescind the spin-off, but otherwise denied Windstream’s motion to dismiss plaintiffs’ claims. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification which the Court granted on April 17, 2017. The parties have reached a preliminary settlement of all claims that is subject to court approval.

As outlined in other sections in this report, in a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. ("Aurelius") asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, LLC, based on alleged violations of the associated indenture (the "2013 Indenture"). Aurelius primarily alleged that Services violated the 2013 Indenture by executing the REIT Spin-Off in April 2015 that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the Indenture and that violated Section 4.07 of the 2013 Indenture by not delivering certain required Officers' Certificates associated with alleged Restricted Payments. The Original Notice purported to constitute a written notice of default, which would trigger a 60-day grace or cure period after which the Indenture trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes could declare the principal amount of all outstanding 6.375 percent Notes to be immediately due and payable. Windstream Services filed suit against U.S. Bank N.A., the Indenture Trustee (the “Trustee”), in Delaware Chancery Court seeking a declaration that it had not violated any provision of the 2013 Indenture and injunctive relief. On October 12, 2017, the Trustee filed suit in the Southern District of New York seeking a declaration that defaults had occurred. Windstream Services filed an answer and affirmative defenses in response to the Trustee’s complaint the following day, as well as counterclaims against the Trustee and Aurelius for declaratory relief. The Delaware action was subsequently dismissed.

On October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the Notes, and on October 31, 2017, learned that based on tenders of notes in the exchange offers and consents delivered in the consent solicitation, upon early settlement of the exchange offers, holders representing the requisite percentage of the Notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Services and the Trustee executed a supplemental indenture, and new 6.375 percent Notes were issued, which gave effect to the waivers and consents for the Notes, that is binding on all noteholders, and negates assertions made by Aurelius and the Indenture Trustee.

On November 22, 2017, Windstream Services filed a motion for judgment on the pleadings seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent Notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the Indenture, which contains a "no-action" clause. Aurelius amended its counterclaims, and on February 2, 2018, Services filed an answer and affirmative defenses in response to the amended counterclaims. Additionally, on December 7, 2017, Aurelius served an alleged notice of an Event of Default and acceleration, claiming that the outstanding principal amount, along with accrued interest, under the Notes was due and payable. We believe no default under the 2013 Indenture has occurred and the claims asserted by Aurelius and the Indenture Trustee are without merit. Windstream Services further maintains that the consent and exchange processes discussed above moot the claims asserted by the Trustee and Aurelius, and that the Company has been, and remains, in compliance with all of the covenants under the 2013 Indenture. However, there is no guarantee of success in the litigation and any adverse ruling could have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Discovery in this action is now proceeding. No trial date has been set by the court.

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
Windstream Services, LLC
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WIN.” The following table reflects the range of high, low and closing prices of our common stock as reported by NASDAQ. for each quarter in 2017 and 2016:

Year	Quarter	High	Low	Close	Dividend Declared
2017	4th	$2.73	$1.74	$1.85	$—
	3rd	$4.04	$1.73	$1.77	$—
	2nd	$5.76	$3.85	$3.88	$0.15
	1st	$8.35	$5.16	$5.45	$0.15
2016	4th	$10.10	$6.63	$7.33	$0.15
	3rd	$10.46	$8.13	$10.05	$0.15
	2nd	$9.50	$7.18	$9.27	$0.15
	1st	$8.35	$4.75	$7.68	$0.15

As of February 22, 2018, the approximate number of holders of common stock, including an estimate for those holding shares in street name, was 172,182.

Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued. Concurrently, our board of directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. During the first nine months of 2017, we repurchased 9.1 million of our common shares at a total cost of $19.0 million. We did not repurchase any shares under the share buyback program during the fourth quarter of 2017. The board of directors has determined to terminate the share repurchase plan effective February 6, 2018. Additionally, as part of recent consent and exchange processes involving certain senior notes issued by Windstream Services, Windstream Services agreed to certain provisions in an indenture relating to its 8.75 percent senior notes due December 15, 2024 (“2024 Notes”) that prohibits its ability to issue restricted payments to its parent company, Windstream Holdings, Inc., if Windstream Service’s consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making rent payments under the master lease with Uniti Group, Inc., and to pay certain administrative expenses. The provisions indirectly impact, and could limit, Windstream Holdings’ future issuance of dividends to holders of its common stock and its engagement in stock repurchase programs.

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

Total Cumulative Shareholder Returns
	2012	2013	2014	2015	2016	2017
Windstream	$100.00	$96.38	$99.52	$48.10	$54.75	$13.82
S&P 500	$100.00	$129.60	$144.36	$143.31	$156.98	$187.47
S&P Telecom	$100.00	$106.49	$104.45	$102.65	$120.93	$113.72

Notes to Comparative Shareholder Return:

•
The comparative shareholder return chart is presented in accordance with SEC rules, which treats the Uniti distribution as a dividend that is reinvested back into Windstream Holdings common stock. We believe a more accurate view of shareholder return would treat the distribution of Uniti shares as a one-time, special cash distribution that is not reinvested back into Windstream Holdings common stock. Under this methodology, Windstream's total shareholder return would have been (11) percent during 2015, and 3 percent during 2016. The ending value of the investment in Windstream would have been $88.57 for 2015, $92.11 for 2016, and $79.22 for 2017 compared to $48.10, $54.75 and $13.82, respectively, as reflected in the chart above.

The foregoing performance graph contained in Item 5 shall not be deemed to be soliciting material or be filed with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Under our share-based compensation plans, we may issue restricted stock and other equity securities to directors, officers and other key employees. As of December 31, 2017, the maximum number of shares available for issuance under the Windstream 2006 Amended and Restated Equity Incentive Plan (the “Windstream Plan”) was 3.7 million shares, under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan (the “PAETEC Plan”) was approximately 0.4 million shares and under the EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan (the “EarthLink Plan”) was 6.2 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	287,491	$6.21	6,599,511	(1)
Equity compensation plans approved by security holders	—	—	3,721,870	(2)
Total	287,491	$6.21	10,321,381

(1)
Represents shares under the PAETEC Plan and the EarthLink Plan, which were approved by stockholders of PAETEC Holding Corp. and EarthLink Holding Corp. prior to the respective mergers with Windstream on December 1, 2011 and February 27, 2017, respectively. These plans have not been approved by Windstream stockholders. Shares under the PAETEC Plan and the EarthLink Plan are only available for issuance to Windstream employees who were not employed by Windstream when Windstream acquired PAETEC and EarthLink on December 1, 2011 and February 27, 2017, respectively.

(2)	Represents shares available for issuance under the Windstream Plan.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-38 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of our Operations, refer to pages F-2 to F-37 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to page F-31 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-40 to F-115 of the Financial Supplement, which is incorporated by reference herein.

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

(b)Management’s report on internal control over financial reporting.

Management of Windstream Holdings is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management excluded EarthLink and Broadview from its assessment of internal control over financial reporting because these entities were acquired in purchase business combinations completed on February 27, 2017 and July 28, 2017, respectively. EarthLink and Broadview are wholly- owned subsidiaries whose total assets and total revenues represented 14 percent and 1 percent, respectively, and 13 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in internal control over financial reporting.

On February 27, 2017, we completed our acquisition by merger of EarthLink as described elsewhere in this report. Revenues and sales of $751.1 million and net operating loss of $61.0 million attributable to EarthLink were included in the Consolidated Statements of Operations for the year ended December 31, 2017.

On July 28, 2017, we completed our acquisition by merger of Broadview Networks Holdings, Inc. (“Broadview”) as described elsewhere in this report. Revenues and sales of $119.9 million and net operating income of $6.0 million attributable to Broadview were included in the Consolidated Statements of Operations for the year ended December 31, 2017.

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

Management of Windstream Services is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management excluded EarthLink and Broadview from its assessment of internal control over financial reporting because these entities were acquired in purchase business combinations completed on February 27, 2017 and July 28, 2017, respectively.  EarthLink and Broadview are wholly- owned subsidiaries whose total assets and total revenues represented 14 percent and 1 percent, respectively, and 13 percent and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017. Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in internal control over financial reporting.

On February 27, 2017, we completed our acquisition by merger of EarthLink as described elsewhere in this report. Revenues and sales of $751.1 million and net operating loss of $61.0 million attributable to EarthLink were included in the Consolidated Statements of Operations for the year ended December 31, 2017.

On July 28, 2017, we completed our acquisition by merger of Broadview Networks Holdings, Inc. (“Broadview”) as described elsewhere in this report. Revenues and sales of $119.9 million and net operating income of $6.0 million attributable to Broadview were included in the Consolidated Statements of Operations for the year ended December 31, 2017.

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

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

For information pertaining to our Directors refer to “Proposal No. 1 – Election of Directors” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee financial expert and corporate governance refer to “Board and Board Committee Matters” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference. For information pertaining to the Audit Committee, refer to “Audit Committee Report” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Our executive officers as of February 6, 2018 are as follows:

Name	Business Experience	Age
Anthony W. Thomas	President and Chief Executive Officer of Windstream since December 2014; President-REIT Operations from October 2014 to December 2014; Chief Financial Officer of Windstream from August 2013 to October 2014; Chief Financial Officer and Treasurer of Windstream from May 2012 to August 2013; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	46
Robert E. Gunderman	Chief Financial Officer and Treasurer of Windstream since November 2017; Chief Financial Officer of Windstream from June 2015 to January 2018; Chief Financial Officer and Treasurer of Windstream from December 12, 2014 to June 2015; Interim Chief Financial Officer from October 2014 to December 12, 2014; Senior Vice President - Financial Planning and Treasurer of Windstream from August 2013 to October 2014; Senior Vice President - Financial Planning and Treasury of Windstream from June 2012 to August 2013; Vice President - Financial Planning of Windstream from August 2008 to June 2012.	45
Layne Levine	President Windstream Enterprise & Wholesale of Windstream since July 2017; Previously held positions at GTT including chief revenue officer and executive vice president of GTT’s Americas division.	55
Jeff Small	President Consumer & Small Business of Windstream since May 2017; Executive Vice President Engineering and Network Operations of Windstream from June 2016 to May 2017; Previously held position of senior vice president of corporate development and operations for Communications Sales & Leasing (now Uniti Group), the Real Estate Investment Trust created in 2015 from the spin-off of certain Windstream network and real estate assets.	42
Kristi Moody	Senior Vice President - General Counsel & Corporate Secretary since February 2017; Senior Vice President & Corporate Secretary of Windstream from January 2015 to February 2017; Deputy General Counsel of Windstream from August 2013 to December 2014; Vice President - Law of Windstream from 2012 to July 2013; Senior Litigation Counsel from June 2006 to 2012.	47
John C. Eichler	Senior Vice President and Controller of Windstream since February 2018; Vice President and Controller from August 2009 to February 2018; Vice President of Internal Audit from July 2006 to August 2009.	46

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

For information regarding compliance with Section 16(a) of the Exchange Act, refer to “Section 16 (a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 11. Executive Compensation

For information pertaining to Executive Compensation, refer to “Compensation Discussion and Analysis” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information pertaining to beneficial ownership of our securities and director independence, refer to “Security Ownership of Directors and Executive Officers”, “Security Ownership of Certain Beneficial Owners” and “Board and Board Committee Matters” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information pertaining to Certain Relationships and Related Transactions, refer to “Relationships and Certain Related Transactions” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information pertaining to fees paid to our principal accountant and the Audit Committee’s pre-approval policy and procedures with respect to such fees, refer to “Audit and Non-Audit Fees” in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which is incorporated herein by reference.

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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

By	/s/ Anthony W. Thomas	Date:	February 28, 2018
Anthony W. Thomas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	February 28, 2018
Robert E. Gunderman, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		February 28, 2018
Anthony W. Thomas, President and Chief Executive Officer

By	/s/ John C. Eichler		February 28, 2018
John C. Eichler, Senior Vice President and Controller (Principal Accounting Officer)

*Carol B. Armitage, Director

*Samuel E. Beall, III, Director

*Jeannie Diefenderfer, Director

*Jeffrey T. Hinson, Director

*William G. LaPerch, Director

*Larry Laque, Director

*Julie Shimer, Director

*Marc Stoll, Director

*Michael G. Stoltz, Director

*Walter Turek, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody,
Attorney-in-fact)
February 28, 2018

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2017	2016	2015
Operating revenues:
Leasing income from subsidiaries	$653.5	$653.6	$446.0
Total operating revenues	653.5	653.6	446.0
Costs and expenses:
Selling, general and administrative	1.9	1.7	2.0
Depreciation expense	336.2	354.0	239.7
Total costs and expenses	338.1	355.7	241.7
Operating income	315.4	297.9	204.3
Interest expense on long-term lease obligation with Uniti	(484.9)	(500.8)	(351.6)
Loss before income taxes and equity in subsidiaries	(169.5)	(202.9)	(147.3)
Income tax benefit	(43.0)	(78.4)	(57.0)
Loss before equity in subsidiaries	(126.5)	(124.5)	(90.3)
Equity (losses) earnings from subsidiaries	(1,990.1)	(259.0)	117.7
Net (loss) income	$(2,116.6)	$(383.5)	$27.4
Comprehensive loss	$(2,101.1)	$(93.2)	$(269.1)

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions, except par value)

Assets	2017	2016
Current Assets:
Distributions receivable from Windstream Services	$1.1	$15.0
Total current assets	1.1	15.0
Investment and affiliate related balances	292.3	1,937.5
Net property, plant and equipment	1,611.1	1,947.3
Deferred income taxes	1,556.6	1,212.9
Total Assets	$3,461.1	$5,112.7
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued dividends	$1.0	$15.0
Current portion of long-term lease obligation	188.6	168.7
Total current liabilities	189.6	183.7
Long-term lease obligation	4,570.4	4,759.0
Total liabilities	4,760.0	4,942.7
Shareholders’ Equity (Deficit):
Common stock, $0.0001 par value, 375.0 shares authorized,
182.7 and 96.3 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,191.9	559.7
Accumulated other comprehensive income	21.4	5.9
Accumulated deficit	(2,512.2)	(395.6)
Total shareholders’ equity (deficit)	(1,298.9)	170.0
Total Liabilities and Shareholders’ Equity (Deficit)	$3,461.1	$5,112.7

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2017	2016	2015

Cash Provided from Operating Activities:
Net (loss) income	$(2,116.6)	$(383.5)	$27.4
Adjustments to reconcile net (loss) income to net cash provided from operations:
Equity losses (earnings) from subsidiaries	1,990.1	259.0	(117.7)
Depreciation expense	336.2	354.0	239.7
Deferred income taxes	(41.3)	(77.7)	(56.2)
Net cash provided from operating activities	168.4	151.8	93.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	—	(43.1)
Net cash used in investing activities	—	—	(43.1)
Cash Flows from Financing Activities:
Distributions from Windstream Services	83.7	88.5	416.6
Funding received from Uniti for tenant capital improvements for tenant capital improvements	—	—	43.1
Dividends paid to shareholders	(64.4)	(58.6)	(369.2)
Contribution to Windstream Services	(9.6)	—	—
Proceeds from the issuance of stock	9.6	—	—
Stock repurchases	(19.0)	(28.9)	(46.2)
Payments under long-term lease obligation	(168.7)	(152.8)	(94.4)
Net cash used in financing activities	(168.4)	(151.8)	(50.1)
Change in cash and cash equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of period	—	—	—
End of period	$—	$—	$—

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

On April 24, 2015, Windstream Holdings completed the spin-off of certain telecommunications network assets and other real estate, into an independent, publicly traded real estate investment trust (“REIT”), Uniti Group, Inc. (“Uniti”), formerly Communications Sales & Leasing, Inc. Following the spin-off transaction, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, the transaction was accounted for as a failed spin-leaseback for financial reporting purposes. As a result, the accompanying condensed parent company financial statements include the telecommunications network assets and other real estate assets, the long-term lease obligation associated with the master lease and the related deferred income taxes. As the master lease was entered into by Windstream Holdings for the direct benefit of Windstream Services and its subsidiaries, Windstream Services is also deemed to have continuing involvement due to retaining its regulatory obligations associated with operating the telecommunications network assets. Accordingly, the effects of the failed spin-leaseback transaction have also been reflected in the standalone consolidated financial statements of Windstream Services (collectively referred to as “Uniti spin transactions”).

Certain covenants within Windstream Services’ senior secured credit facility may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a “Parent Only” basis. Under this basis of presentation, Windstream Holdings’ investment in its consolidated subsidiaries are presented under the equity method of accounting. Amounts reflected in these condensed parent company financial statements for investment and affiliated related balances and equity earnings from subsidiaries have been adjusted to account for the effects of the telecommunications network assets, long-term lease obligation, depreciation expense, principal and interest payments on the long-term lease obligation and related income tax effects that are also included in the net income and equity of Windstream Services. Equity income (losses) from subsidiaries for 2017 and 2016 includes $125.3 million and $123.5 million, respectively, of intercompany income related to the Uniti spin transactions.

The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2017	$27.1	$45.8		$—		$43.2	(a)	$29.7
December 31, 2016	$33.1	$43.8		$—		$49.8	(a)	$27.1
December 31, 2015	$43.4	$47.1		$—		$57.4	(a)	$33.1
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2017	$146.5	$2.5		$41.8	(b)	$11.2	(c)	$179.6
December 31, 2016	$147.9	$—		$—		$1.4		$146.5
December 31, 2015	$94.9	$3.8		$75.4	(d)	$26.2	(e)	$147.9
Accrued liabilities related to merger, integration and other costs and restructuring charges:
For the years ended:
December 31, 2017	$5.8	$180.4	(f)	$—		$166.7	(i)	$19.5
December 31, 2016	$5.1	$34.1	(g)	$—		$33.4	(i)	$5.8
December 31, 2015	$11.2	$115.7	(h)	$—		$121.8	(i)	$5.1
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of EarthLink and Broadview.

(c)	Reduction of valuation allowances on net operating loss carryforwards due to the effects of the Tax Cuts and Jobs Act signed into law on December 22, 2017.

(d)	Reflects adjustment to valuation allowances on net operating loss carryforwards due to the effects of the REIT spin-off, which was charged to additional paid-in capital.

(e)
Reduction of valuation allowances on net operating loss carryforwards due to the effects of the reorganization of certain subsidiaries to limited liability companies completed during the first quarter of 2015.

(f)
Costs primarily consist of charges related to the acquisitions of EarthLink and Broadview and additional costs incurred in connection with a network optimization project discussed in Note (h). Restructuring charges primarily consist of severance and employee benefit costs from workforce reductions completed during the year,

(g)
Costs primarily consist of severance and other employee-related costs from small workforce reductions completed during the year and charges related to a network optimization project begun in 2015 as further discussed in Note (h) below.

(h)
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

(i)
Represents cash outlays for merger, integration and other costs and restructuring charges. Included in this amount for 2016 is the reversal of a $2.0 million liability associated with a lease termination.

See Note 11, “Merger, Integration and Other Costs and Restructuring Charges”, to the consolidated financial statements on page F-94 in the Financial Supplement, which is incorporated herein by reference, for additional information regarding the merger, integration and other costs and restructuring charges recorded by us in 2017, 2016 and 2015.

EXHIBIT INDEX

Number and Name
2.1
Separation and Distribution Agreement, dated as of March 26, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated March 26, 2015).
*

2.2
Agreement and Plan of Merger, dated November 5, 2016, by and among Windstream Holdings, Inc., Europa Merger Sub, Inc., EarthLink Holdings Corp. and Europa Merger Sub, LLC (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.’s Form 8-K dated November 10, 2016).
*

3.1	Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated August 30, 2013).	*

3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc., filed with the Secretary of State of the State of Delaware on April 24, 2015 and effective on April 26, 2015 (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc. effective February 24, 2017 (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated February 27, 2017).
*

3.4
Certificate of Designations of Series A Participating Preferred Stock of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated September 18, 2015).
*

3.5	Third Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated November 19, 2015).	*

3.6	Certificate of Formation of Windstream Services, LLC (incorporated herein by reference Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

3.7	Operating Agreement of Windstream Services, LLC dated as of February 28, 2015 (incorporated herein by reference to Exhibit 10.29 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

4.1
Indenture (7.75% Senior Notes due 2020) dated as of October 6, 2010 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated October 6, 2010), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee Windstream Corporation’s revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
*

4.2
Indenture (7.50% Senior Notes due 2023) dated March 16, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated March 16, 2011).
*

4.3
Indenture (7.75% Senior Notes due 2021) dated as of March 28, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated March 28, 2011).
*

4.4
Indenture (7.50% Senior Notes due 2022) dated as of November 22, 2011 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated November 22, 2011).
*

4.5
Indenture (6 3/8% Senior Notes due 2023) dated as of January 23, 2013, among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated January 23, 2013).
*

4.6
Indenture (7.75% Senior Notes due 2021) dated as of August 26, 2013, among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Corporation’s Form 8-K dated August 28, 2013).
*

4.7
Indenture (8.625% Senior First Lien Notes due 2025) dated as of November 6, 2017, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 13, 2017).
*

4.8
Indenture (8.75% Senior Notes due 2024) dated as of December 13, 2017, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated December 18, 2017).
*

EXHIBIT INDEX, Continued

Number and Name
4.9
Fifth Supplemental Indenture dated as of November 5, 2017, to the Indenture (7.75% Senior Notes due 2020) dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 9, 2017).
*

4.10
Fourth Supplemental Indenture dated as of November 5, 2017, to the Indenture (7.50% Senior Notes due 2023) dated as of March 16, 2011 (incorporated herein by reference to Exhibit 4.2 to Windstream Holdings, Inc.’s Form 8-K dated November 9, 2017).
*

4.11
Third Supplemental Indenture, dated as of November 6, 2017, to the Indenture (6 3/8% Senior Notes due 2023) dated as of January 23, 2013 (incorporated herein by reference to Exhibit 4.4 to Windstream Holdings, Inc.’s Form 8-K dated November 13, 2017). NTD: Consider moving each of the supplemental indentures down with the other supplemental indentures.
*

4.12
Fourth Supplemental Indenture dated as of November 6, 2017, to the Indenture (6 3/8% Senior Notes due 2023) dated as of January 23, 2013 (incorporated herein by reference to Exhibit 4.5 to Windstream Holdings, Inc.’s Form 8-K dated November 13, 2017).
*

4.13
First Supplemental Indenture dated as of November 8, 2017, to the Indenture (8.625% Senior First Lien Notes due 2025) dated as of November 6, 2017 (incorporated herein by reference to Exhibit 4.3 to Windstream Holdings, Inc.’s Form 8-K dated November 13, 2017).
*

4.14
Fourth Supplemental Indenture dated as of December 6, 2017, to the Indenture (7.75% Senior Notes due 2021) dated as of March 28, 2011 (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated December 12, 2017).
*

4.15
Fourth Supplemental Indenture dated as of December 6, 2017, to the Indenture (7.50% Senior Notes due 2022) dated as of November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to Windstream Holdings, Inc.’s Form 8-K dated December 12, 2017).
*

4.16	Form of 7.75% Senior Notes due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated October 6, 2010).	*

4.17	Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of March 16, 2011).	*

4.18	Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of March 28, 2011).	*

4.19	Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of November 22, 2011).	*

4.20	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated January 23, 2013).	*

4.21	Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of August 28, 2013).	*

4.22
Form of 8.75% Senior Notes due 2024 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Form 8-K dated December 18, 2017).
*

4.23	Form of 8.625% Senior First Lien Notes due 2025 (incorporated herein by reference to Note included in Exhibit 4.1 to the Corporation’s Form 8-K dated November 13, 2017).	*

4.24
Second Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2020) dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.23 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.25
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.50% Senior Notes due 2023) dated as of March 16, 2011 (incorporated herein by reference to Exhibit 4.24 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.26
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2021) dated as of March 28, 2011 (incorporated herein by reference to Exhibit 4.25 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

EXHIBIT INDEX, Continued

Number and Name
4.27
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.50% Senior Notes due 2022) dated as of November 22, 2011 (incorporated herein by reference to Exhibit 4.26 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.28
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (6 3/8% Senior Notes due 2023) dated as of January 23, 2013 (incorporated herein by reference to Exhibit 4.27 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.29
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2021) dated as of August 26, 2013 (incorporated herein by reference to Exhibit 4.28 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.30
Rights Agreement, dated as of September 17, 2015, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated September 18, 2015).
*

4.31
Amendment No. 1 to Rights Agreement, dated as of November 5, 2016, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 10, 2016).
*

10.1
Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006, as amended and restated as of April 24, 2015 (the “Credit Agreement”), by and among Windstream Services, LLC, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other agents party thereto (incorporated herein by reference to Exhibit 10.10 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.2	Tranche B-6 Incremental Amendment , dated as of March 29, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated March 30, 2016).	*

10.3
Tranche B-6 Refinancing and Incremental Amendment, dated as of September 30, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.5 to Windstream Holdings Inc.’s Form 10-K dated March 1, 2017).
*

10.4
Second Tranche B-6 Incremental Amendment dated as of December 2, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.6 to Windstream Holdings Inc.’s Form 10-K dated March 1, 2017).
*

10.5
Third Tranche B-6 Incremental Amendment dated as of February 27, 2017, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, a Delaware limited liability company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto, (incorporated herein by reference to Exhibit 10.38 to Windstream Holdings Inc.’s Form 10-Q dated May 8, 2017).
*

10.6
Tranche B-7 Refinancing Amendment, dated as of February 17, 2017, to the Sixth Amended and Restated Credit Agreement originally dated as of July 17, 2006 and amended and restated as of April 24, 2015, among Windstream Services, LLC, a Delaware limited liability company, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents party thereto, (incorporated herein by reference to Exhibit 10.37 to Windstream Holdings Inc.’s Form 10-Q dated May 8, 2017).
*

10.7
Holdings Agreement, dated April 24, 2015, by and between Windstream Holdings, Inc., Windstream Services, LLC, and JPMorgan Chase Bank, N.A., as administrative agent under the Sixth ARCA (incorporated herein by reference to Exhibit 10.11 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.8	Director Compensation Program dated February 6, 2013 as amended May 2, 2017.	(a)

10.9
Form of Restricted Shares Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Form 8-K dated February 6, 2007) and as assumed by Windstream Holdings, Inc.
*

10.10	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Form 8-K dated July 17, 2006).	*

10.11	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Form 8-K dated January 4, 2008).	*

10.12	Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated January 4, 2008).	*

EXHIBIT INDEX, Continued

Number and Name
10.13
Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated January 4, 2008).
*

10.14
Form of Indemnification Agreement entered into between Windstream Holdings, Inc., Windstream Corporation, and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated February 14, 2014).
*

10.15
Form of Restricted Shares Agreement (Officers: Restricted Stock-Clawback Policy) (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated February 19, 2010) and as assumed by Windstream Holdings, Inc.
*

10.16
Form of Performance Based Restricted Stock Unit Agreement (Officers: RSU-Clawback Policy) entered into between Windstream Corporation and its executive officers (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated February 8, 2011) and as assumed by Windstream Holdings, Inc.
*

10.17
Form of 2016 Performance-Based Restricted Stock Unit Agreement entered into between Windstream Holdings, Inc., and its executive officers as of February 9, 2016 (incorporated herein by reference to Exhibit 10.15 to Windstream Holdings Inc.’s Form 10-K dated February 25, 2016).
*

10.18
Employment Agreement, dated September 1, 2017, by and between Windstream Holdings, Inc. and Anthony W. Thomas (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated September 1, 2017).
*

10.19	Form Change-In-Control and Severance Agreement, dated as of September 1, 2017 (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings Inc.’s Form 8-K dated September 1, 2017).	*

10.20	Windstream Executive Severance Plan established effective as of September 1, 2017 (incorporated herein by reference to Exhibit 10.3 to Windstream Holdings Inc.’s Form 8-K dated September 1, 2017).	*

10.21	Windstream 2006 Equity Incentive Plan (as amended and restated effective February 6, 2018).	(a)

10.22	Form Long Term Cash Award Grant Agreement.	(a)

10.23
Form of Nonqualified Stock Option Grant Agreement (Windstream 2006 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated February 9, 2018).
*

10.24
Form of Nonqualified Stock Option Grant Agreement (EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated February 9, 2018).
*

10.25	Waiver and Release Agreement entered into by and between Sarah E. Day and Windstream Holdings, Inc. (incorporated herein by reference to Windstream Holdings Inc.’s Form 10-Q dated May 8, 2017).	*

10.26
Amendment to PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan as assumed by Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.34 to Windstream Holdings Inc.’s Form 10-Q dated August 6, 2015).
*

10.27
PAETEC Holding Corp. 2011 Omnibus Incentive Plan. (incorporated herein by reference to Exhibit 10.1 to PAETEC Holding Corp.’s Form 8-K filed with the SEC on June 3, 2011) for equity awards issued on or prior to November 30, 2011 and as assumed by Windstream Holdings, Inc.
*

10.28	PAETEC Holding Corp. 2007 Omnibus Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to the PAETEC’s Form 8-K dated May 20, 2008) and as assumed by Windstream Holdings, Inc.	*

10.29
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

10.31
McLeodUSA Incorporated 2006 Omnibus Equity Plan (incorporated herein by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed by PAETEC Holding Corp. with the SEC on February 8, 2008 (SEC File No. 333-149130)) and as assumed by Windstream Holdings, Inc.
*

EXHIBIT INDEX, Continued

Number and Name
10.32
EarthLink Holdings Corp. 2011 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 99.1 to Windstream Holdings, Inc.’s Form S-8 (SEC File No. 333-216283) dated February 27, 2017) and as assumed by Windstream Holdings, Inc.
*

10.33
EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan (incorporated herein by reference to Exhibit 99.2 to Windstream Holdings, Inc.’s Form S-8 (SEC File No. 333-216283) dated February 27, 2017) and as assumed by Windstream Holdings, Inc.
*

10.34	Form of Inducement Restricted Shares Agreement (incorporated herein by reference to Exhibit 99.1 to Windstream Holdings, Inc.’s Form S-8 (SEC File No. 333-219774) dated August 8, 2017).	*

10.35
Master Lease, entered into as of April 24, 2015, by and among CSL National, L.P. and the other entities listed therein, as Landlord, and Windstream Holdings, Inc. as Tenant (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.36
Tax Matters Agreement, entered into as of April 24, 2015, by and among Windstream Holdings, Inc., Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.37
Stockholder’s and Registration Rights Agreements, made as of April 24, 2015, by and between Windstream Services, LLC and Communications Sales & Leasing, Inc. (incorporated herein by reference to Exhibit 10.7 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.38
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
FOR THE YEAR ENDED DECEMBER 31, 2017

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the years ended December 31, 2017, 2016, and 2015 the amount of expenses directly incurred by Windstream Holdings were approximately $2.0 million, $1.7 million and $2.0 million, respectively, on a pre-tax basis, or $1.2 million, $1.0 million and $1.2 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITIONS COMPLETED IN 2017

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services. Broadview’s proprietary OfficeSuite® and unified communications platforms are complementary to our existing Software Defined Wide Area Networking (“SD-WAN”) product offering. In addition, Broadview has an experienced sales force and strong channel partner program, which we will leverage to sell unified communications services across our small business and mid-market enterprise customer bases. In the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility (see Note 4). The transaction was valued at approximately $230.0 million.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), a leading provider of data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In effecting the merger, each share of EarthLink common stock was exchanged for .818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 93 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, which we subsequently refinanced, in a transaction valued at approximately $1.1 billion.

In completing these mergers, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 150,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating the operations of Broadview and EarthLink. For additional information regarding the mergers, including our refinancing of EarthLink’s long-term debt, see Notes 3 and 6 to the consolidated financial statements.

EXECUTIVE SUMMARY

Overview

We are a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles.

Our vision is to provide a best-in-class customer experience through our network, our applications and our people. Our “network first” strategy entails leveraging our existing infrastructure and investing in the latest technologies to create significant value for both our customers and our shareholders.

During the fourth quarter of 2017, we reorganized our operations into two organizations: Windstream Enterprise & Wholesale and Consumer & Small Business. The Windstream Enterprise & Wholesale business unit, which serves customers primarily located in service areas in which we are a competitive local exchange carrier (“CLEC”), consists of our former Enterprise and Wholesale segments, as well as the Small Business component of the former CLEC Consumer and Small Business segment. Our Consumer & Small Business business unit serves customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and primarily consists of the former ILEC Consumer and Small Business segment. Apart from these two distinct business unit organizations, we also operate a consumer CLEC business, which had been part of the former CLEC Consumer and Small Business segment. For management and financial reporting purposes, we now have four reportable operating segments consisting of Consumer & Small Business, Enterprise, Wholesale and CLEC Consumer.

The business unit change was based on the basic tenet that organizational structure should be nimble and follow a company’s vision and strategy. The anchor of our vision is unchanged and remains the customer experience. What is new is our ability to leverage disruptive technologies in our product solutions, such as SD-WAN and cloud-based unified communications applications like OfficeSuite®, as well as broader Software Defined Networking -based products, to differentiate ourselves in a rapidly evolving marketplace.

2018 Strategy and Operational Focus

To advance our overall business strategy, we have five key priorities for 2018:

•
Advance our industry-leading Windstream Enterprise & Wholesale product and service capabilities - We will maintain a sharp focus on our SD-WAN and unified communications product offerings, including OfficeSuite®, which has broad application across our customer base. We will continue to advance our current capabilities, including our security solutions and on-net solutions, as well as our professional services portfolio. We believe our strategic product set with our on-net capabilities has us well positioned in the marketplace.

•
Launch next-generation broadband deployment technologies that are both faster and more cost-effective - We now have unprecedented abilities to deploy faster broadband speeds through both new and existing technologies. This agile deployment is a must in the competitive broadband environment.

•
Further simplify our business and transform customer-facing and internal user capabilities - This begins with our multi-year information technology integration project, which was largely completed in 2017 and not only has allowed us to more efficiently manage our product catalog, price quoting and order management systems, but has also allowed us to eliminate duplicative systems and generate meaningful cost savings.

Our integration of EarthLink and Broadview remains on schedule. Our goal of $180 million in annualized synergies by the end of 2019 remains a key driver of our financial objectives.

•
Drive revenue improvements through enhanced sales and improved customer retention in both our business units - Our Consumer & Small Business segment remains focused on improving our broadband market share while increasing speed and value-added service penetration for each broadband connection, while our Windstream Enterprise & Wholesale segment is focused on increasing strategic sales leveraging our next generation products.

In addition to our revenue objectives, we will continue to aggressively drive our on-going initiatives of network access reductions, automation of processes and enhanced organizational effectiveness, as we align our expenses to our revenue trajectory.

•
Continue to work to optimize our balance sheet - During 2017, we significantly improved our debt maturity profile with various refinancing transactions, which extended the maturities of nearly $2 billion of our long-term debt obligations. We will continue to be opportunistic and look for ways to improve our balance sheet.

We have a focused operational strategy for each business segment with the overall objective to generate strong financial returns for our investors by leveraging our existing network and grow adjusted OIBDA, which is defined as operating income plus depreciation and amortization, adjusted to exclude the impact of the goodwill impairment, merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

2017 Accomplishments and Operating Results

Our operational focus for 2017 was on enhancing our high-speed capabilities, increasing the profitability of our enterprise business, expanding our fiber network, and effectively managing our costs. During 2017, we achieved the following related to these initiatives:

•
Grew our Enterprise contribution margin by $65 million, or 13 percent, compared to 2016, primarily due to the acquisitions of EarthLink and Broadview. Maintained stable contribution margins in our other businesses through targeted price increases and strong expense management.

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

•
Completed various debt exchanges and obtained consents on all of our outstanding unsecured debentures and notes waiving any alleged defaults related to the 2015 Uniti spin-off, as further discussed below.

Our consolidated operating results during 2017 were adversely impacted by a fourth quarter non-cash goodwill impairment charge of $1,840.8 million, higher depreciation and amortization expense of $180.4 million and increased merger, integration and other costs of $123.6 million, primarily attributable to the acquisitions of Broadview and EarthLink. Depreciation expense also increased in 2017 due to changes implemented in the fourth quarter of 2016, the effects of which were to extend the useful lives of certain fiber assets from 20 to 25 years and to shorten the depreciable lives of assets used by certain of our subsidiaries. Operating results for 2017 were also adversely impacted by incremental network expenses and other costs from the acquisitions and reductions in consumer and enterprise revenues primarily due to customer losses from competition and decreases in switched access revenues and federal USF surcharges due to the adverse effects of inter-carrier compensation reform. These decrease were partially offset by incremental revenues attributable to the acquisitions of Broadview and EarthLink. Year-over-year comparisons reflect the absence of an other-than-temporary impairment loss of $181.9 million, net gain on disposal of $15.2 million and dividend income of $17.6 million recognized in 2016 related to our investment in Uniti common stock, as further discussed below.

During 2017, we completed a restructuring of our workforce and other cost savings initiatives to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 1,100 employees and incurred $35.0 million in aggregate charges, principally consisting of severance and other employee benefit costs. We expect to realize approximately $80 million in annual cost savings in 2018 from these 2017 initiatives. As part of our continuing efforts to drive efficiencies and cost reductions in our business, we executed on additional restructuring actions in January 2018 eliminating approximately 400 employees and an additional 90 positions that will drive further cost savings of approximately $50 million in 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law in the United States and represented the largest sweeping tax reform legislation in 30 years. The most significant change is the reduction of the statutory corporate tax rate from 35 percent to 21 percent effective January 1, 2018. We believe the overall impact of the new tax law will be favorable to us over the long-term, not only due to the rate reduction, but also the fact that net operating losses generated after December 31, 2017 will have an indefinite carryforward period. We expect to remain a minimal cash tax payer for the foreseeable future.

SPIN-OFF OF CERTAIN NETWORK AND REAL ESTATE ASSETS

On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, into an independent, publicly traded real estate investment trust (“REIT”), Uniti Group, Inc. (“Uniti”), formerly Communications, Sales & Leasing, Inc. The spin-off also included substantially all of our consumer CLEC business. Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the network assets and the consumer CLEC business to Uniti, a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of Uniti common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by Uniti to Windstream of approximately $2.5 billion of Uniti debt securities. After giving effect to the interest in Uniti retained by Windstream, each Windstream Holdings shareholder received one share of Uniti for every five shares of Windstream Holdings common stock held in the form of a tax-free dividend.

On April 24, 2015, following the completion of the spin-off transaction, Windstream transferred the Uniti debt securities and cash to two investment banks, in exchange for the transfer by the investment banks to Windstream of certain debt securities of Windstream Services consisting of $1.7 billion aggregate principal amount of borrowings outstanding under Tranche A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit in Windstream Services’ senior credit facility held by the investment banks.

On April 24, 2015, Windstream Services called for redemption all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018, at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. Also on April 24, 2015, PAETEC Holding, LLC, (“PAETEC”) a direct, wholly owned subsidiary of Windstream Services, called for redemption all $450.0 million of its outstanding aggregate principal amount of 9.875 percent notes due 2018, at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest up to the redemption date. On May 27, 2015, we completed the redemption of these two debt obligations, using a portion of the $1.035 billion cash payment received from Uniti to fund the redemption price.

As of the spin-off date, excluding restricted shares issued to Windstream employees and directors, Windstream retained a passive ownership interest in approximately 19.6 percent of the common stock of Uniti. Windstream disposed of all of its shares of Uniti through the completion of two debt-for-equity exchanges in June 2016.

See Notes 5 and 6 for additional information regarding the spin-off, debt repayments and disposal of the Uniti common stock.

MASTER LEASE AGREEMENT

On April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Under the terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options and Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. During December 2015, we requested and Uniti agreed to fund $43.1 million of capital expenditures. As a result, the annual lease payment increased at a rate of 8.125 percent of the funds received from Uniti, or from $650.0 million to $653.5 million. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. Due to various forms of continuing involvement, including Windstream Services retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, we have accounted for the transaction as a failed spin-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to Uniti continue to be reported in our consolidated balance sheet and all depreciable assets will be fully depreciated over the initial lease term of 15 years. At inception of the master lease, we recorded a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. Funding received from Uniti in December 2015 for capital expenditures was recorded as an increase to the long-term lease obligation. As annual lease payments are made, a portion of the payment decreases the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

See Note 6 for additional information regarding the master lease agreement.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of December 31:

				2017 to 2016		2016 to 2015
(Millions)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues	$5,759.7	$5,279.9	$5,598.6	$479.8	9	$(318.7)	(6)
Product sales	93.2	107.1	166.7	(13.9)	(13)	(59.6)	(36)
Total revenues and sales	5,852.9	5,387.0	5,765.3	465.9	9	(378.3)	(7)
Costs and expenses:
Cost of services (a)	2,964.9	2,677.8	2,762.0	287.1	11	(84.2)	(3)
Cost of products sold	93.5	98.5	145.2	(5.0)	(5)	(46.7)	(32)
Selling, general and administrative	896.8	797.7	866.5	99.1	12	(68.8)	(8)
Depreciation and amortization	1,470.0	1,263.5	1,366.5	206.5	16	(103.0)	(8)
Goodwill impairment (b)	1,840.8	—	—	1,840.8	*	—	*
Merger, integration and other costs	137.4	13.8	95.0	123.6	*	(81.2)	(85)
Restructuring charges	43.0	20.3	20.7	22.7	112	(0.4)	(2)
Total costs and expenses	7,446.4	4,871.6	5,255.9	2,574.8	53	(384.3)	(7)
Operating (loss) income	(1,593.5)	515.4	509.4	(2,108.9)	*	6.0	1
Dividend income on Uniti common stock	—	17.6	48.2	(17.6)	(100)	(30.6)	(63)
Other (expense) income, net	—	(1.2)	9.3	1.2	(100)	(10.5)	(113)
Net gain on disposal of investment in Uniti common stock (c)	—	15.2	—	(15.2)	(100)	15.2	*
Gain (loss) on sale of data center business (d)	0.6	(10.0)	326.1	10.6	(106)	(336.1)	(103)
Net loss on early extinguishment of debt	(56.4)	(18.0)	(36.4)	(38.4)	*	18.4	(51)
Other-than-temporary impairment loss on investment in Uniti common stock (c)	—	(181.9)	—	181.9	(100)	(181.9)	*
Interest expense	(875.4)	(860.6)	(813.2)	(14.8)	2	(47.4)	6
(Loss) income before income taxes	(2,524.7)	(523.5)	43.4	(2,001.2)	*	(566.9)	*
Income tax (benefit) expense	(408.1)	(140.0)	16.0	(268.1)	192	(156.0)	*
Net (loss) income	$(2,116.6)	$(383.5)	$27.4	$(1,733.1)	*	$(410.9)	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 4 for further discussion related to the goodwill impairment charge.

(c)	See Note 5 for further discussion related to the other-than-temporary impairment loss and the net gain realized on the disposal of our investment in Uniti common stock.

(d)	See “Assets Disposals” in Note 2 for further discussion related to the sale of the data center operations.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of year-over-year changes in service revenues:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increase attributable to acquisitions of EarthLink and Broadview	$869.2		$—
Changes in CLEC Consumer revenues (a)	(0.1)		2.1
Decreases in Consumer & Small Business revenues (b)	(78.9)		(48.2)
Decreases in Wholesale revenues (c)	(115.5)		(73.2)
Decreases in Enterprise revenues (d)	(194.9)		(68.2)
Decrease attributable to disposed businesses (e)	—		(131.2)
Net changes in service revenues	$479.8	9	$(318.7) (6)

(a)	Decreases were primarily due to reductions in voice, long-distance, and Internet service revenues attributable to a declining customer base, reflecting the effects of competition.

(b)
Decreases were primarily from reductions in both Consumer & Small Business voice-only revenues attributable to a decline in customers due to the impacts of competition as well as reductions in switched access revenues and federal USF surcharges due to the impacts of inter-carrier compensation reform.

(c)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(d)
Decreases were primarily due to reductions in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

(e)
Represents revenues attributable to the data center and directory publishing businesses sold in December and April of 2015, respectively, as well as the consumer CLEC business transferred to Uniti in connection with the spin-off completed on April 24, 2015.

See “Segment Operating Results” for a further discussion of changes in Enterprise, Consumer & Small Business, Wholesale, and CLEC Consumer revenues.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$1.8		$—
Increase in CLEC Consumer product sales	0.5		—
Decreases in Consumer & Small Business product sales	(6.6)		(6.8)
Decreases in Enterprise product sales (a)	(9.6)		(52.8)
Net decreases in product sales	$(13.9)	(13)	$(59.6)	(36)

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increase attributable to acquisitions of EarthLink and Broadview	$544.3		$—
Changes in medical insurance (a)	2.2		(19.8)
Decreases in other operations (b)	(17.3)		(0.2)
Changes in network operations (c)	(18.3)		5.8
Changes in federal USF expenses (d)	(24.8)		4.7
Changes in pension and postretirement expense (e)	(28.8)		50.9
Decreases in interconnection expense (f)	(170.2)		(54.3)
Decrease attributable to disposed businesses	—		(71.3)
Net changes in cost of services	$287.1	11	$(84.2) (3)

(a)	The decrease in 2016 was primarily due to a reduction in healthcare benefit costs driven primarily by fewer employees and plan design changes.

(b)
The decrease in 2017 reflects reduced labor costs, primarily attributable to workforce reductions completed during the year, partially offset by incremental expenses of $4.5 million related to Hurricanes Harvey and Irma and $8.3 million of costs incurred in connection with a carrier access settlement. Also included in other operations is a reserve for a penalty attributable to not meeting certain spend commitments under a circuit discount plan of $7.7 million.

(c)
The decrease in 2017 reflects reduced labor costs, primarily attributable to workforce reductions completed during the year, partially offset by increases in contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers and higher leased network facilities costs attributable to expansion of our fiber transport network. The increase in 2016 was also due to higher contract labor and overtime costs incurred to deploy and support premium high-speed Internet service to our customers.

(d)
The decrease in 2017 reflects a reduction in the USF contribution factor from 2016 and the overall decline in revenues when excluding the effects of the EarthLink and Broadview acquisitions. Conversely, the increase in 2016 was primarily driven by an increase in the average USF contribution factor from 2015.

(e)
The changes in pension and postretirement expense were primarily attributable to the differences in the net actuarial losses for pension benefits recognized in the current and prior year periods. During 2017, we recognized a net actuarial loss of $10.5 million, of which $7.9 million was included in cost of services. Comparatively, we recognized net actuarial losses of $60.7 million and $8.7 million in 2016 and 2015, respectively, of which $40.7 million and $6.7 million was included in cost of services. The net actuarial loss in 2017 primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations, which decreased from 4.19 percent in 2016 to 3.68 percent in 2017. The net actuarial loss in 2016 primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations, which decreased from 4.55 percent in 2015 to 4.19 percent in 2016. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized in 2016 from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced cost of services by $4.5 million in 2016. See Note 9 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(f)
The decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage, partially offset by an increase in higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the change in product sales.

The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Year Ended December 31, 2017	Year Ended December 31, 2016
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$2.8	$—
Decreases in Consumer & Small Business product sales	(2.8)	(10.6)
Decreases in Wholesale product sales	(1.4)	—
Decreases in product sales to Enterprise customers	(3.6)	(36.1)
Net decreases in cost of products sold	$(5.0) (5)	$(46.7)	(32)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increase attributable to acquisitions of EarthLink and Broadview	$203.6		$—
Decreases in medical insurance	(1.8)		(3.9)
Decreases in share-based compensation	(4.5)		(11.6)
Decreases in sales and marketing expenses	(6.1)		(8.8)
Changes in pension and postretirement expense (a)	(15.4)		21.8
Decreases in other costs	(18.9)		(22.6)
Decreases in salaries and other benefits (b)	(57.8)		(26.8)
Decrease attributable to disposed businesses	—		(16.9)
Net changes in SG&A	$99.1	12	$(68.8) (8)

(a)
The changes in pension and postretirement expense were primarily attributable to the differences in the net actuarial losses for pension benefits recognized in the current and prior year periods. During 2017, we recognized a net actuarial loss of $10.5 million, of which $2.6 million was included in SG&A. Comparatively, we recognized net actuarial losses of $60.7 million and $8.7 million in 2016 and 2015, respectively, of which $20.0 million and $2.0 million was included in SG&A. The net actuarial loss in 2016 primarily resulted from a reduction in the discount rate used to measure the pension benefit obligations, which decreased from 4.55 percent in 2015 to 4.19 percent in 2016. Year-over-year comparisons also reflected the effects of curtailment and settlement gains recognized in 2016 from the elimination of medical and prescription subsidies for certain active and retired participants. These gains reduced SG&A by $1.0 million in 2016. See Note 9 to the consolidated financial statements for additional information regarding our pension and postretirement benefit plans.

(b)
The decreases were primarily due to reduced labor costs, primarily attributable to workforce reductions completed during each year. The decrease in 2017 also reflects a reduction in residual partner commissions directly related to the decline in business customers.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increase attributable to acquisitions of EarthLink and Broadview	$170.1		$—
Changes in depreciation expense (a)	62.4		(39.9)
Decreases in amortization expense (b)	(26.0)		(26.8)
Decrease attributable to disposed businesses	—		(36.3)
Net changes in depreciation and amortization expense	$206.5	16	$(103.0) (8)

(a)
Changes in depreciation expense were primarily due to the implementation of new depreciation rates that shortened the depreciable lives of assets used by certain of our subsidiaries partially offset by the effects of extending the useful lives of certain fiber assets from 20 to 25 years. See Note 2 to the consolidated financial statements for additional information.

(b)
Decreases in amortization expense reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; marketing and rebranding; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to the mergers with EarthLink and Broadview. We also incurred legal fees in 2017 related to pending litigation related to the REIT spin-off. During 2015, we also incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off and the sale of a portion of our data center business. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred exit costs to migrate traffic to lower cost circuits and to terminate existing contracts prior to their expiration. We completed this project in 2017. In connection with a prior acquisition, we incurred lease termination costs related to the exit from an office facility obtained in the acquisition. During 2016, we renegotiated the terms of the lease resulting in the elimination of any future rental payments due under the original lease agreement. As a result, we recorded a $2.0 million reduction in the liability associated with this lease.

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

During the second half of 2017, we completed a restructuring of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 725 employees. In addition to this initiative, we completed other reductions in our workforce during the first half of 2017 eliminating approximately 375 employees in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology work groups to more efficiently manage our operations. In completing these workforce reductions, we incurred in total severance and other employee benefit costs of $35.0 million. Restructuring charges for 2017 also include lease termination costs associated with vacated facilities and consulting fees.

During 2016 and 2015, restructuring charges primarily consisted of severance and other employee-related costs totaling $18.7 million and $15.6 million, respectively, related to the completion of several small workforce reductions. In 2015, we also incurred charges of $3.1 million related to a special shareholder meeting.

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2017	2016	2015
Merger, integration and other costs:
Information technology conversion costs	$3.0	$0.3	$7.5
Costs related to merger with EarthLink (a)	104.1	2.7	—
Costs related to merger with Broadview (b)	14.3	—	—
Costs related to REIT spin-off (See Note 5)	7.5	—	65.1
Costs related to sale of data center business	—	0.9	10.3
Network optimization and contract termination costs	8.5	11.9	5.9
Consulting and other costs	—	—	6.2
Reversal of lease termination costs	—	(2.0)	—
Total merger, integration and other costs	137.4	13.8	95.0
Restructuring charges	43.0	20.3	20.7
Total merger, integration and other costs and restructuring charges	$180.4	$34.1	$115.7

(a)
In 2017, these amounts include investment banking, legal and other consulting services of $24.0 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $39.0 million, share-based compensation expense of $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees, rebranding and marketing of $5.3 million and other miscellaneous expenses of $3.2 million, respectively. We also incurred contract and lease termination costs of $22.5 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

(b)
Includes investment banking, legal and other consulting fees of $4.5 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $4.7 million. We also incurred contract and lease termination costs of $3.7 million as a result of vacating certain facilities related to the acquired operations of Broadview.

As of December 31, 2017, we had unpaid merger, integration and other costs and restructuring liabilities totaling $19.5 million, which consisted of $9.2 million associated with the restructuring initiatives and $10.3 million related to merger, integration and other activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 11).

Operating (Loss) Income

Operating (loss) income decreased $2,108.9 million primarily due to a goodwill impairment charge of $1,840.8 million, higher depreciation and amortization expense of $206.5 million, and increases in merger, integration and other costs of $123.6 million primarily attributable to the acquisitions of Broadview and EarthLink. Operating (loss) income for 2017 was adversely impacted by additional restructuring charges of $22.7 million incurred in connection with workforce reductions completed in 2017, incremental expenses related to Hurricanes Harvey and Irma of $4.5 million and a carrier access settlement of $8.3 million. Operating (loss) income for 2017 also reflects reductions in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse affects of intercarrier compensation reform respectively. For 2017, these increases to expense were partially offset by incremental operating income, excluding depreciation and amortization, of $117.4 million, due to the acquisitions of Broadview and EarthLink. In 2016, operating income increased $6.0 million reflecting growth in consumer high-speed Internet and enterprise data and integrated services revenues, lower interconnect costs and depreciation and amortization expense, reductions in enterprise salaries and other benefits due to our efforts in streamlining processes and improving operating efficiencies and the absence of transaction costs related to the REIT spin-off. These increases were nearly offset by an increase of $52.0 million in the amount of net actuarial losses recognized in pension and postretirement expense, as well as reductions in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively.

Net Loss on Early Extinguishment of Debt

The net (loss) gain on early extinguishment of debt by debt instrument was as follows for the year ended December 31:

(Millions)	2017	2016	2015
Senior secured credit facility	$(4.1)	$(3.1)	$(15.9)
Broadview 2017 Notes	0.2	—	—
EarthLink 2019 and 2020 Notes	(2.0)	—	—
Partial repurchases of 2020 Notes	5.0	—	—
Exchanges of 2020, 2021, 2022 and April 2023 Notes	(55.5)	—	—
2018 Notes	—	—	(21.7)
2017 Notes	—	(78.3)	(11.3)
Partial repurchase of 2021, 2022 and 2023 Notes	—	63.4	18.3
PAETEC 2018 Notes	—	—	(5.3)
Cinergy Communications Company Notes	—	—	(0.5)
Net loss on early extinguishment of debt	$(56.4)	$(18.0)	$(36.4)

In the fourth quarter of 2017, Windstream Services exchanged a portion of its 7.750 percent senior unsecured notes due October 15, 2020 (“2020 Notes”), 7.750 percent senior unsecured notes due October 1, 2021 (“2021 Notes”), 7.500 percent senior unsecured notes due June 1, 2022 (“2022 Notes”), and 7.500 percent senior unsecured notes due April 1, 2023 (“April 2023 Notes”) for new notes with maturities ranging from August 1, 2023 to October 31, 2025. In completing the exchanges, Windstream Services incurred $27.7 million in fees, consisting of $6.0 million in consent fees payable to lenders and $21.7 million in arrangement, legal and other third-party fees and the lenders received a net exchange premium of $95.1 million in the form of additional future principal payments. Based on a lender-by-lender analysis of participating creditors, Windstream Services concluded that a portion of the exchanges should be accounted for as a debt modification, and the remainder as a debt extinguishment. For the portion of the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net loss of $55.5 million, consisting of the write-off of a portion of the net exchange premium and consent fees and unamortized premium and debt issuance costs.

During 2017, pursuant to the debt repurchase program authorized by Windstream Services’ board of directors, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 2020 Notes. In connection with the repurchase, Windstream Services recognized a pre-tax gain of $5.0 million. Windstream Services also repaid Broadview’s long-term debt and refinanced EarthLink’s long-term debt obligations that were assumed in the mergers. In repaying these debt obligations prior to their maturity, Windstream Services recognized a net pre-tax loss of $(1.8) million. Windstream Services also repaid term loan Tranche B5 and Tranche B6 of its senior secured credit facility through the issuance of a new term loan under Tranche B7, which effectively extended the maturity of the term loan from 2019 to 2024. In completing this refinancing, Windstream recognized a pre-tax loss of $(4.1) million.

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

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2017	2016	2015
Senior secured credit facility, Tranche A	$—	$—	$5.4
Senior secured credit facility, Tranche B	100.7	62.5	37.7
Senior secured credit facility, revolving line of credit	29.5	18.8	21.1
Senior unsecured notes	235.5	262.8	355.4
Notes issued by subsidiaries	10.4	6.8	22.4
Interest expense - long-term lease obligations:
Telecommunications network assets	484.9	500.8	351.6
Real estate contributed to pension plan	6.2	5.8	6.7
Impacts of interest rate swaps	10.1	11.0	20.5
Interest on capital leases and other	5.1	2.8	2.8
Less capitalized interest expense	(7.0)	(10.7)	(10.4)
Total interest expense	$875.4	$860.6	$813.2

Interest expense increased approximately $14.8 million, or 2 percent in 2017, primarily due to incremental borrowings under the revolving line of credit and term loans under Tranche B6 and B7 of the senior secured credit facility, the proceeds of which were primarily used to refinance the long-term debt obligations of Broadview and EarthLink assumed in the mergers and amounts outstanding under Tranche B5.  These increases were partially offset by lower interest on the senior unsecured notes due to the 2016 redemption of the 2017 Notes, as well as partial repurchases of the 2020 Notes, 2021 Notes, 2022 Notes and 2023 Notes completed during 2016 and 2017, pursuant to a debt repurchase program authorized by Windstream Services’ board of directors.

Interest expense associated with the long-term lease obligation under the master lease with Uniti also decreased in 2017 due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease. Comparatively, the increase in 2016 primarily resulted from additional interest associated with the long-term lease obligation under the master lease, partially offset by reduced interest costs due to the retirement of the 2017 Notes and the partial repurchases of the 2021 Notes, 2022 Notes, and 2023 Notes under the debt repurchase program.

Income Taxes

We recognized income tax benefits of $408.1 million and $140.0 million in 2017 and 2016 respectively. The income tax benefit recorded in 2017 reflected the loss before taxes. This benefit was offset by discrete tax expense of $213.2 million related to our goodwill impairment, discrete tax expense of $153.4 million related to our debt exchange, and discrete tax expense of $192.2 million due to the 2017 Tax Act further discussed below. Our effective tax rate in 2017 was 16.2 percent, compared to 26.7 percent in 2016 and 36.9 percent in 2015. The effective tax rate in 2017 was impacted by the effect of the discrete items discussed above.

For 2018, our annualized effective income tax rate is expected to range between 25 percent and 26 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. See Note 13 to the consolidated financial statements for further discussion of income tax expense and deferred taxes.

Federal Tax Reform

As previously discussed, on December 22, 2017, the 2017 Tax Act was signed into law in the United States and represented the largest sweeping tax reform legislation in 30 years. The most significant change is the reduction of the statutory corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As of December 31, 2017, we have not fully completed our accounting for the impacts of the Act. However, we have reasonably estimated the effects on our deferred tax account balances due to the re-measurement required for the rate change. The rate change resulted in a decrease of our net deferred tax assets of $192.2 million and corresponding deferred income expense which is included in the provisional income tax expense during the period it was enacted. In other cases, we have not been able to make reasonable estimates regarding the impact of the Act and continue to account for those items under existing GAAP and statutory tax provisions in effect on December 31, 2017.

SEGMENT OPERATING RESULTS

Effective November 1, 2017, we implemented a new business unit organizational structure designed to strengthen our ability to achieve our operational, strategic and financial goals. We have disaggregated our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. Following our reorganization, we now operate and report the following four segments:

Consumer & Small Business - We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a complete video entertainment offering in several of our markets.

Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. Small Business services offer a wide range of advanced Internet, voice, and web conferencing products. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs.

Enterprise - Products and services offered to our business customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, data transport services, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

Wholesale - Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We also offer traditional services including special access services and Time Division Multiplexing (“TDM”) private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

Consumer CLEC - Products and services offered to customers include traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

The accounting policies used in measuring segment operating results are the same as those described in Note 2. We evaluate performance of the segments based on contribution margin, which is computed as segment revenues and sales less segment operating expenses. All of our revenues and sales have been assigned to our operating segments based upon each customer’s classification to an individual segment and include all services provided to that customer. For 2017 and 2016, there are no differences between total segment revenues and sales and total consolidated revenues and sales. For 2015, revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to Uniti are not assigned to the segments and are included in other service revenues.

We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. During the fourth quarter of 2017, in conjunction with reorganizing our operations, we now assign all of our revenues and sales to our business segments including regulatory and other revenues. Previously, revenue from federal and state universal service funds, CAF Phase II support, funds received from federal access recovery mechanisms, revenues from providing switched access services, including usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities, certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, and product sales to contractors were not assigned to our segments. We have also assigned the related operating expenses associated with these revenues. Previously, these expenses were not allocated to the segments and were included within other unassigned operating expenses in reconciling total segment income to total consolidated net (loss) income. We believe these changes more accurately present the operating results of each of our business segments. Accordingly, for 2017 and 2016, there are no differences between total segment revenues and sales and total consolidated revenues and sales. For 2015, revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to Uniti are not assigned to the segments and are included in other service revenues. Prior period segment information has been revised to reflect these changes for all periods presented. The changes had no impact on our consolidated results of operations.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in Uniti common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 15 to the consolidated financial statements for a reconciliation of total segment revenues and sales to consolidated revenues and sales and segment income to consolidated net loss.

Consumer & Small Business Segment Results of Operations

The following table reflects the Consumer & Small Business segment results of operations as of December 31:

				2017 to 2016		2016 to 2015
(Millions)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$1,045.8	$1,049.0	$1,032.8	$(3.2)	—	$16.2	2
Voice only (b)	132.4	148.8	169.3	(16.4)	(11)	(20.5)	(12)
Video and miscellaneous	45.0	45.8	49.0	(0.8)	(2)	(3.2)	(7)
Total consumer	1,223.2	1,243.6	1,251.1	(20.4)	(2)	(7.5)	(1)
Small business (c)	325.1	346.4	351.5	(21.3)	(6)	(5.1)	(1)
Switched access (d)	39.5	49.1	60.3	(9.6)	(20)	(11.2)	(19)
CAF Phase II funding and frozen federal USF (e)	188.0	193.8	197.5	(5.8)	(3)	(3.7)	(2)
State USF and ARM support (e)	104.9	121.9	144.2	(17.0)	(14)	(22.3)	(15)
End user surcharges (e)	63.8	68.6	67.0	(4.8)	(7)	1.6	2
Total service revenues	1,944.5	2,023.4	2,071.6	(78.9)	(4)	(48.2)	(2)
Product sales (f)	33.8	39.9	46.7	(6.1)	(15)	(6.8)	(15)
Total revenues and sales	1,978.3	2,063.3	2,118.3	(85.0)	(4)	(55.0)	(3)
Cost and expenses (g)	848.5	870.7	913.8	(22.2)	(3)	(43.1)	(5)
Segment income	$1,129.8	$1,192.6	$1,204.5	$(62.8)	(5)	$(11.9)	(1)

(a)
The decrease in high-speed Internet bundle revenues in 2017 was primarily due to the overall decline in customers served as further discussed below. Conversely, the increase in these revenues in 2016 was primarily due to the continued migration of customers to higher speeds and the effects of targeted price increases, partially offset by declines in high-speed Internet customers. Demand for faster broadband speeds are expected to favorably impact consumer high-speed Internet revenues, offsetting some of the decline in consumer voice revenues.

(b)	The decreases in voice-only revenues were primarily attributable to declines in households served further discussed below.

(c)	The decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(d)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities. The decreases were primarily due to the effects of inter-carrier compensation reform. See “Regulatory Matters” for a further discussion.

(e)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from inter-carrier compensation reform not covered by the access recovery charge (“ARC”). The decreases in state USF, and ARM support in both 2017 and 2016, as well as the decline in USF surcharge revenues in 2017 were primarily due to the effects of inter-carrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(f)
The decreases were primarily due to declines in the sales of high-speed modems and other networking equipment to customers as a result of implementing equipment rental programs and reduced sales of network equipment on a wholesale basis to contractors due to lower demand.

(g)
The decreases were primarily due to reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households. The decrease in 2017 also reflects reduced labor costs attributable to workforce reductions completed during the year.

For 2018, we are focused on expanding and enhancing our broadband capabilities to provide a great customer experience, improve customer retention and grow market share by continuing to increase broadband speeds and capacity throughout our territories. During the second quarter of 2017, we completed Project Excel, a capital program, which began in late 2015 and was focused on upgrading our fiber-fed infrastructure with Very high-bit-rate Digital Subscriber Line Generation 2 (“VDSL2”) electronics to enable faster broadband speeds and enhance our backhaul capabilities to address future capacity demands and improve network reliability. Through Project Excel, fiber expansion, new technologies and network deployment strategies we are now able to provide 25 megabits per second (“Mbps”) speeds to 55 percent of our broadband footprint and 50 Mbps speeds to 31 percent; which are competitive offerings in our rural markets. In addition, we offer 1-Gigabit Internet service in 15 states to deliver faster speeds to more of our customer base. CAF funding will also support and expand our broadband capabilities.

The following table reflects the Consumer & Small Business segment operating metrics as of December 31:

				2017 to 2016		2016 to 2015
(Thousands)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
Consumer Operating Metrics:
Households served (a)	1,268.8	1,354.6	1,445.8	(85.8)	(6)	(91.2)	(6)
High-speed Internet customers (b)	1,006.6	1,051.1	1,095.1	(44.5)	(4)	(44.0)	(4)
Digital television customers (c)	277.9	321.0	359.3	(43.1)	(13)	(38.3)	(11)
Small Business customers (d)	128.1	139.7	146.8	(11.6)	(8)	(7.1)	(5)

(a)
The decreases in the number of consumer households served were primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies.

(b)
The decreases in consumer high-speed Internet customers were primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of December 31, 2017, we provided high-speed Internet service to approximately 80 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers.

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

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations as of December 31:

				2017 to 2016		2016 to 2015
(Millions)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$945.1	$820.4	$873.8	$124.7	15	$(53.4)	(6)
Data and integrated services (b)	1,604.6	1,456.8	1,474.7	147.8	10	(17.9)	(1)
Miscellaneous (c)	209.9	127.0	127.9	82.9	65	(0.9)	(1)
End user surcharges	123.9	116.5	112.5	7.4	6	4.0	4
Total service revenues	2,883.5	2,520.7	2,588.9	362.8	14	(68.2)	(3)
Product sales (d)	58.6	67.2	120.0	(8.6)	(13)	(52.8)	(44)
Total revenues and sales	2,942.1	2,587.9	2,708.9	354.2	14	(121.0)	(4)
Cost and expenses (e)	2,364.9	2,075.7	2,184.1	289.2	14	(108.4)	(5)
Segment income	$577.2	$512.2	$524.8	$65.0	13	$(12.6)	(2)

(a)
The increase in 2017 was primarily attributable to incremental revenues of $181.5 million and $41.8 million, respectively, as a result of the acquisitions of EarthLink and Broadview. Voice and long-distance revenues for both 2017 and 2016 were adversely impacted by declines in long-distance usage and increased customer churn due to the effects of competition.

(b)
The increase in 2017 was primarily due to incremental revenues of $216.2 million and $27.6 million, respectively, from the acquisitions of EarthLink and Broadview. Data and integrated services revenues for 2017 and 2016 were adversely impacted by increased customer churn due to the effects of competition.

(c)	The increase in 2017 was primarily due to incremental revenues of $58.7 million and $31.9 million, respectively, from the acquisitions of EarthLink and Broadview.

(d)
The decreases were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

(e)
The increase in 2017 was primarily due to incremental interconnection costs associated with the acquisitions of EarthLink and Broadview in the amount of $231.9 million and $38.6 million, respectively. Comparatively, the decrease in 2016 was primarily related to reductions in headcount to increase operating efficiency and restructure our sales and customer service workforce to improve the overall customer experience.

To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN and Unified Communication as a Service (“UCaaS”) represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

The following table reflects the Enterprise segment operating metrics as of December 31:

				2017 to 2016		2016 to 2015
(Thousands)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
Enterprise customers	133.5	135.0	157.6	(1.5)	(1)	(22.6)	(14)

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations as of December 31:

				2017 to 2016		2016 to 2015
(Millions)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
Revenues:
Core wholesale (a)	$589.7	$531.9	$569.1	$57.8	11	$(37.2)	(7)
Resale (b)	69.3	68.7	73.0	0.6	1	(4.3)	(6)
Total core wholesale and resale	659.0	600.6	642.1	58.4	10	(41.5)	(6)
Wireless TDM (c)	17.7	30.3	45.8	(12.6)	(42)	(15.5)	(34)
Switched access (d)	43.3	55.1	73.2	(11.8)	(21)	(18.1)	(25)
Regulatory and other	36.3	34.8	32.9	1.5	4	1.9	6
Total service revenues	756.3	720.8	794.0	35.5	5	(73.2)	(9)
Product sales	0.3	—	—	0.3	*	—	*
Total revenues and sales	756.6	720.8	794.0	35.8	5	(73.2)	(9)
Cost and expenses (e)	226.8	194.5	187.5	32.3	17	7.0	4
Segment income	$529.8	$526.3	$606.5	$3.5	1	$(80.2)	(13)

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The increase in 2017 was primarily attributable to incremental revenues of$103.8 million and $1.8 million, respectively, due to the acquisitions of EarthLink and Broadview. Core wholesale revenues for both 2017 and 2016 were adversely impacted by lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks.

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

(d)	The decreases in these revenues were primarily attributable to the effects of inter-carrier compensation reform.

(e)
The increase in 2017 was primarily related to additional interconnection expense of $0.5 million and $51.7 million due to the acquisitions of Broadview and EarthLink, partially offset by reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

CLEC Consumer Segment - Results of Operations

Our CLEC Consumer segment primarily consists of EarthLink’s consumer Internet business residing outside of our ILEC footprint. These operations also include the remaining portion of our heritage consumer CLEC business not transferred to Uniti as part of the REIT spin-off and revenues generated from our master services agreement with Uniti.

The following table reflects the CLEC Consumer segment results of operations as of December 31:

				2017 to 2016		2016 to 2015
(Millions)	2017	2016	2015	Increase (Decrease)%		Increase (Decrease)%
High-speed Internet	$88.8	$0.9	$0.8	$87.9	*	$0.1	13
Dial-up, email and miscellaneous	84.2	14.1	12.1	70.1	*	2.0	17
End user surcharges	2.4	—	—	2.4	*	—	*
Total service revenues (a)	175.4	15.0	12.9	160.4	*	2.1	16
Product sales	0.5	—	—	0.5	*	—	*
Total revenues and sales	175.9	15.0	12.9	160.9	*	2.1	16
Cost and expenses (b)	86.9	13.1	12.3	73.8	*	0.8	*
Segment income	$89.0	$1.9	$0.6	$87.1	*	$1.3	217

(a)	The increase in 2017 was due to the incremental revenues attributable to the acquisition EarthLink.

(b)	The increase in 2017 was due to the incremental expenses attributable to the acquisition EarthLink.

Our CLEC Consumer strategy is focused on improving contribution margin trends by growing profitable customer relationships and managing costs. To moderate revenue and contribution margin declines and maximize profitability, we are focused on retaining customers, selling incremental services to existing customers and targeting new sales in select markets.

The following table reflects the CLEC Consumer segment operating metrics as of December 31:

				2017 to 2016	2016 to 2015
(Thousands)	2017	2016	2015	Increase (Decrease)%	Increase (Decrease)%
CLEC Consumer Customers	662.1	0.7	1.1	661.4 *	(0.4)	(36)

The increase in 2017 in our CLEC customer base was due to the incremental customers added as a result of the EarthLink acquisition.

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

In August 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding compared to our previous annual funding of approximately $100.0 million. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream is obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; the FCC has indicated its intent to hold this competitive bidding process in 3Q 2018. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2015	2016	2017	2018	2019 - 2021	Total
CAF Phase II support	$174.9	$174.9	$175.7	$174.9	$524.7	$1,225.1
Transitional Frozen USF support	18.0	14.3	7.7	2.8	—	42.8
New Mexico Frozen USF support	4.6	4.6	4.6	—	—	13.8
Total	$197.5	$193.8	$188.0	$177.7	$524.7	$1,281.7

The above-referenced CAF Phase II payouts assume that we will deploy to 100 percent of the required locations in each state. On December 31, 2015, we elected the flexibility to deploy to at least 95 percent but less than 100 percent in five of the states in which we accepted CAF Phase II support. We will be able to decide how much, if any, of the flexibility we use.  If we avail ourselves of all of the flexibility, however, we would have to return a total of approximately $50 million by 2021. We expect the incremental CAF Phase II receipts to be sufficient to cover the program’s capital obligations and to provide significant opportunities for Windstream to enhance broadband services in our more rural markets.

As part of the Order’s reform of inter-carrier compensation, the FCC established two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support decreased incrementally from $36.4 million in 2015 to $14.2 million in 2017, with a portion of the decrease offset by increases in ARC revenues. The FCC is phasing out the ARM annually in one-third increments, beginning in July 2017, and it will be eliminated completely as of July 2019.

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

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations for the years ended December 31:

(Millions)	2017	2016	2015
Inter-carrier compensation revenue and ARM support	$92.8	$127.3	$169.9
Federal universal service and CAF Phase II support	$188.0	$193.8	$197.5

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with a number of lawsuits filed against Level 3 (another long-distance company) and now part of the consolidated case (but not involving Windstream). On September 19, 2016, fifty-five Windstream subsidiaries jointly filed a lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order. On September 19, 2017, the parties filed a Joint Status Report in which they agreed on certain stipulated facts and for alleged damages calculations; however, this Status Report will require further negotiations and revisions. The next procedural step will be to file summary judgment motions.  The subject matter of all of the above suits in the consolidated case remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable, given the uncertainty concerning the ultimate venue of the disputes and the amount of traffic being disputed.

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities we need to serve retail business data service (i.e., special access) customers through our competitive companies. In 2017, we incurred approximately $1.7 billion in interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often lease those connections from incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.
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

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. In 2017 and 2016, we recognized $90.7 million and $98.9 million, respectively, in state USF revenue, the bulk of which was approximately $47.8 million and $51.9 million from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2017, we received $42.5 million from the large company program and $5.3 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers.

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

Legislation adopted in Texas in 2013 requires reduction in USF support absent a demonstration of need for continued support through a two-step process which considers the level of competition and our expenses in the current supported exchanges. We have four operating companies in Texas - one company that is part of the large company fund, and three companies that are part of the small company fund. In May 2016 the Texas PUC granted our petition to retain $42.2 million in USF support from the large company fund for 153 exchanges served by Windstream Southwest. Following, in June 2017, the Texas PUC granted our petitions to retain an additional $10.7 million in support from the small company fund for 34 exchanges served by Texas Windstream and Windstream Communications Kerrville.

We did not seek to preserve $1.7 million in support for Windstream Sugar Land, LLC, because our analysis demonstrated that we would not pass the needs test. Thus, Windstream Sugar Land, LLC, will experience a mandatory 25 percent reduction in support starting January 2018, with additional 25 percent reductions to occur in 2019 and 2020 with support leveling off at 25 percent in 2021.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our forecasted financial results and financial condition as of December 31, 2017, that cash on hand and cash expected to be generated from operating activities, will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, and lease payments due under the master lease agreement with Uniti. We also have access to capital markets and available borrowing capacity under our revolving credit agreement. As previously discussed, we incurred a non-cash goodwill impairment charge of $1,840.8 million for the year ended December 31, 2017 based on the results of our required annual impairment testing. While this non-cash charge reduced our reported operating results in 2017, the charge had no effect on our immediate or near-term liquidity position. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

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

The following table summarizes our cash flow activities for the years ended December 31:

(Millions)	2017	2016	2015
Cash flows provided from (used in):
Operating activities	$950.7	$924.4	$1,026.6
Investing activities	(983.2)	(990.0)	(522.0)
Financing activities	16.8	93.4	(501.1)
(Decrease) increase in cash and cash equivalents	$(15.7)	$27.8	$3.5

Our cash position decreased by $15.7 million to $43.4 million at December 31, 2017, from $59.1 million at December 31, 2016, as compared to an increase of $27.8 million during 2016. Cash inflows during 2017 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, acquisition of Broadview, repurchases of our common stock, payments under our capital and long-term lease obligations, and dividend payments to our shareholders.

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $26.3 million in 2017 and decreased $102.2 million in 2016 as compared to the prior year period. The increase in 2017 reflected favorable changes in working capital driven by improvement in the collection of trade receivables and timing difference in the payment of trade accounts payable, partially offset by the adverse effects on our operating results from increased merger, integration and other costs of $123.6 million, primarily related to the mergers with EarthLink and Broadview, additional restructuring charges of $22.7 million primarily related to workforce reductions, and reductions in consumer and enterprise revenues, wholesale services, and switched access revenues due to customer losses from competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Additionally, cash flows from operating activities for 2017 include cash contributions to our qualified pension plan totaling $29.0 million to satisfy our 2017 and remaining 2016 funding requirements. The decrease in 2016 was primarily attributable to the net loss incurred, as our operating results were negatively impacted by reductions in our revenues due to the effects of competition and inter-carrier compensation reform and additional interest expense of $149.2 million related to the master lease agreement with Uniti, and changes in working capital mostly driven by timing differences in the collection of trade receivables and the payment of trade accounts payable.

We utilized NOLs and other income tax initiatives to lower our cash income tax obligations for all years presented. As previously discussed, we expect the effects of the overall impact of the 2017 Tax Act will be favorable to us over the long-term by allowing us to extend the time frame we have to use our NOLs generated after December 31, 2017, and remain a minimal cash tax payer for the foreseeable future.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities decreased $6.8 million in 2017 compared to 2016 primarily due to a reduction in our capital spending, partially offset by the net cash paid for the acquisition of Broadview and a payment of $9.4 million to settle an indemnification claim related to the December 2015 sale of substantially all of our data center business. Cash used in investing activities increased $468.0 million in 2016 compared to 2015 primarily due to the absence of $574.2 million received from the sale of the data center business and a reduction in our capital spending.

Capital expenditures were $908.6 million, $989.8 million and $1,055.3 million for 2017, 2016 and 2015, respectively. The majority of our capital spend during the past three years has been primarily directed toward fiber expansion and consumer broadband upgrades of our network. Capital expenditures for 2017, 2016 and 2015 included $49.9 million, $173.8 million and $47.2 million, respectively, related to Project Excel, a capital program begun in late 2015 and completed in the second quarter of 2017, which upgraded our broadband network and was funded by a portion of the proceeds received from the sale of the data center business. Capital expenditures for 2017 also included $34.5 million of incremental spend related to our acquired Broadview and EarthLink operations.

Excluding incremental capital spend related to our expenditures, we expect total 2018 capital expenditures to range between $750.0 million and $800.0 million.

Cash Flows – Financing Activities

Cash provided from financing activities were net inflows of $16.8 million and $93.4 million in 2017 and 2016, compared to a net outflow of $501.1 million for 2015.

Proceeds from new issuances of long-term debt were $2,614.6 million in 2017, which consisted of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, additional borrowings of $1,196.0 million under the revolving line of credit and $396.0 million from the issuance of the 2025 Notes, which were issued at a discount. Comparatively, proceeds from new issuances of long-term debt were $3,674.5 million in 2016, which consisted of new and incremental borrowings totaling $900.0 million under Tranche B6 of Windstream Services’ senior secured credit facility, a portion of which were issued at a discount, and the incurrence of new borrowings of

$2,791.0 million under the revolving line of credit. Proceeds from new issuances of long-term debt were $2,335.0 million in 2015 and consisted solely of new borrowings under the revolving line of credit.

Debt repayments during 2017 totaled $2,277.9 million and primarily consisted of cash outlays of $726.7 million to repay amounts outstanding under Tranches B5 and B6 of Windstream Services’ senior secured credit facility, $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020 and $160.0 million to repay Broadview’s debt obligations. During 2017, Windstream Services also repaid $896.0 million of borrowings under its revolving line of credit and repurchased $43.8 million of its 2020 Notes. Comparatively, debt repayments during 2016 totaled $3,263.7 million and included cash outlays totaling $1.288.8 million in connection with the repurchase and redemption of the 2017 Notes and open market repurchases of other senior unsecured notes. During2016 , Windstream Services also repaid $1,944.0 million of borrowings under its revolving line of credit. Debt repayments during 2015 totaled $3,350.9 million and consisted primarily of $1,907.8 million in repayments of borrowings under the revolving line of credit, the redemption of $400.0 million 2018 Notes and $450.0 million PAETEC 2018 Notes, open market repurchases of $299.5 million of aggregate principal amount of senior unsecured notes, and the pay-off of the remaining principal balance of $241.8 million of Tranche B4 under the senior secured credit facility.

During 2017, dividends paid to shareholders were $64.4 million, which was an increase of $5.8 million, as compared to 2016, reflecting the increase in the number of our common shares outstanding subsequent to the EarthLink merger, partially offset by the elimination of our quarterly common stock dividend. Our board of directors elected to eliminate our quarterly common stock dividend in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued. Concurrently, our board of directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. During 2017, we repurchased 9.1 million of our common shares at a total cost of $19.0 million. Effective February 6, 2018, our Board elected to end the share repurchase program previously authorized.

As further discussed in Note 6, Windstream Services issued $834.3 million in aggregate principal amount of 8.750 percent senior notes due December 15, 2024 (“2024 Notes”). The 2024 notes require a one-time mandatory redemption payment of $150.0 million payable on February 26, 2018, which was funded using available borrowing capacity under the revolving line of credit.

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

Pension and Employee Savings Plan Contributions

On March 2, 2017, we filed an effective shelf registration statement on Form S-3 (the “Registration Statement”) to offer and sell various securities from time to time. Under the Registration Statement, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. During 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. At December 31, 2017, subject to the terms and conditions of the ATM Program, we could have sold an additional $15.2 million aggregate offering price of shares of common stock under the ATM Program. The ATM Program expired, pursuant to its terms, on February 1, 2018, and on February 20, 2018, Windstream filed a post-effective amendment to the Registration Statement removing from registration all registered but unissued shares under the Registration Statement. During 2017, we made our required quarterly employer contributions of $23.7 million in cash to the qualified pension plan, using proceeds from the ATM Program and available cash on hand. On September 15, 2017, we also made a cash contribution of $5.3 million to the qualified plan to satisfy our remaining 2016 funding requirement. In addition, we made cash contributions totaling $1.1 million in 2017 to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

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

For 2018, the expected employer contributions for pension benefits consists of $19.2 million to the qualified pension plan to satisfy our remaining 2017 and 2018 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. On January 12, 2018, we made our required quarterly employer contribution of $5.2 million in cash to the qualified pension plan. We intend to fund the remaining 2018 contributions using our common stock, cash, or a combination thereof. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2017, we contributed 3.1 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution. During 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution. We expect to make the 2017 annual matching contribution of $27.0 million to the plan in March 2018. We intend to fund this contribution primarily using our common stock.

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

As of December 31, 2017, we had $5,843.9 million in long-term debt outstanding, including current maturities (see Note 6). As of December 31, 2017, the amount available for borrowing under Windstream Services’ revolving line of credit was $451.8 million. As of December 31, 2017, Windstream Services had approximately $359.4 million of restricted payment capacity as governed by its senior secured credit facility. Under terms of the credit facility, payments required under the master lease are deducted from operating (loss) income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.

As discussed in Note 6, in connection with the issuance of the 2024 Notes, Windstream Services agreed to certain provisions that prohibits its ability to issue restricted payments to its parent company, Windstream Holdings, if Windstream Services’ consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making rent payments under the master lease with Uniti and to pay certain administrative expenses. The provisions indirectly impacts, and could limit, Windstream Holdings’ future issuance of dividends to holders of its common stock and its engagement in stock repurchase programs.

Debt Covenants and Amendments

The terms of the credit facility and indentures issued by Windstream Services include customary covenants that, among other things, require Windstream Services to maintain certain financial ratios and restrict its ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, including restricted payments.

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2017, Windstream Services was in compliance with all debt covenants and restrictions.

As further discussed in Note 6, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (the “ 2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti Group, Inc. in April 2015 constituted a “sale and leaseback transaction” (as defined in the 2013 Indenture) which did not comply with the Sale and Leaseback covenant under the 2013 Indenture. The Original Notice further alleged that Windstream Services violated the restricted payment covenant under the 2013 Indenture by not delivering an officers’ certificate as required by the 2013 Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the 2013 Indenture.

In November 2017, Windstream Services completed a private placement offering of approximately $600.0 million in aggregate principal amount of 8.625 percent notes due October 31, 2025 (“2025 Notes”). Windstream Services used the net proceeds of the offering to repay approximately $250.0 million of borrowings under its revolving line of credit and to repay approximately $140.0 million of amounts outstanding under its Tranche B6 term loan. Windstream Services also completed exchange offers with respect to certain of its senior secured notes, improving the maturity profile of its long-term debt obligations due in 2020, 2021 and 2022. In completing these exchange offers, Windstream Services issued $561.9 million aggregate principal amount of new August 2023 Notes, issued $200.0 million aggregate principal amount of 2025 Notes. Pursuant to exchanges offers for its 2021 and 2022 Notes, in December 2017, Windstream Services issued $834.3 million in aggregate principal amount of 8.750 percent senior notes due December 15, 2024 (“2024 Notes”) for exchange of $539.2 million aggregate principal amount of 2021 Notes and $232.1 million aggregate principal amount of 2022 Notes.

Additionally, during fourth quarter 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, April 2023 Notes and the existing 6.375 percent 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Windstream Services Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Windstream Services Notes. Windstream Services, the Trustee, and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitations. The waivers and amendments are effective, operative, and binding on all holders of the Windstream Services Notes. Consent delivered pursuant to the consent solicitations may not be revoked.

On November 27, 2017, Windstream Services received a second purported notice of default (the “Second Notice”) from the noteholder which alleged that certain of the exchange and consent processes referenced above violated the terms of the 2013 Indenture. The Second Notice was withdrawn on December 6, 2017, and the noteholder issued a Notice of Acceleration, dated December 7, 2017. The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the note associated with the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period set forth in the Indenture. Windstream Services disputes that any amounts are due and owing.

The allegations set forth in the Original Notice, the now withdrawn Second Notice, and the Notice of Acceleration are all the subject of litigation pending in federal district court in the Southern District of New York, involving the Trustee, Windstream Services, and the noteholder. Specifically, in addition to the alleged defaults set forth in the Original Notice, the noteholder further claims in counterclaim pleadings, among other alleged violations, that certain of the exchange and consent processes outlined above are invalid, specifically (i) the issuance of new 6.375 percent 2023 Notes violated the Indenture because Windstream Services did not have sufficient capacity under the Indenture to incur the indebtedness associated with the notes, (ii) the consideration offered to holders of the Windstream Services’ other senior notes to exchange into such notes and participate in the consent solicitation related to the 6.375 percent 2023 Notes violated the Indenture because equivalent consideration was not offered to the holders of the existing 6.375 percent 2023 Notes, and (iii) liens incurred to secure the 2025 Notes, that are secured notes, violated the Indenture because Windstream Services did not equally and ratably secure the 6.375 percent 2023 Notes, and those liens did not fit within any categories of permitted liens, as defined by the Indenture. Windstream Services has filed pleadings denying all allegations and asserting that the claims made by the Trustee related to the Original Notice are without merit and, in fact, are mooted in light of the above consent and exchange processes and ripe for dismissal, that the claims asserted by the noteholder in its counterclaims and in the Notice of Acceleration are without merit, and that Windstream Services has been, and remains, in compliance with all of the covenants under the Indenture.

Windstream Services’ senior secured credit facility includes maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at December 31, 2017:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,843.9
Capital leases, including current maturities	106.8
Total long term debt and capital leases	$5,950.7
Operating loss, last twelve months	$(1,591.5)
Depreciation and amortization, last twelve months	1,470.0
Goodwill impairment	1,840.8
Other expense adjustments required by the credit facility (a)	(236.0)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,483.3
Leverage ratio (b)	4.01
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,483.3
Interest expense, last twelve months	$875.4
Adjustments required by the credit facility (c)	(489.7)
Adjusted interest expense	$385.7
Interest coverage ratio (d)	3.85
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with Uniti, operating results of acquired companies for applicable periods prior to the date of acquisition and net cost savings from integrating acquired companies not to exceed $25.0 million on a quarterly basis. The required adjustments also consist of the exclusion of pension and share-based compensation expense, merger, integration and other costs, restructuring charges, incremental hurricane-related storm costs, amounts incurred with a carrier access settlement, and a penalty for not meeting certain spend commitments under a circuit discount plan.

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

Credit Ratings

As of February 28, 2018, Moody’s Investors Service, Standard & Poor’s Corporation (“S&P”) and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	B3	BB-	BB
Senior unsecured credit rating (a)	Caa1	B-	B
Corporate credit rating (b)	B3	B	B
Outlook (b)	Negative	Negative	Negative

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2017:

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt, including current maturities (a)	$169.3	$1,306.5	$1,294.2	$3,197.5	$5,967.5
Interest payments on long-term debt obligations (b)	366.5	728.1	492.3	425.2	2,012.1
Long-term lease obligations (c)	188.8	450.8	566.6	3,543.9	4,750.1
Interest payments on long-term lease obligations (c)	473.2	883.5	781.9	1,513.8	3,652.4
Capital leases (d)	58.8	52.0	3.2	1.1	115.1
Operating leases (e)	166.8	223.7	112.4	145.2	648.1
Purchase obligations (f)	381.8	207.8	22.2	13.1	624.9
Other long-term liabilities and commitments (g) (h)(i)	33.8	44.2	22.8	387.9	488.7
Total contractual obligations and commitments	$1,839.0	$3,896.6	$3,295.6	$9,227.7	$18,258.9

(a)	Excludes $61.6 million of unamortized premiums (net of discounts) and $62.0 million of unamortized debt issuance costs included in long-term debt at December 31, 2017.

(b)
Variable rates on Tranche B5 and B6 of the senior secured credit facility are calculated in relation to one-month London Interbank Offered Rate (“LIBOR”) rate which was 1.49 percent at December 31, 2017.

(c)
Represents undiscounted future minimum lease payments related to the master lease agreement with Uniti and the leaseback of real estate contributed to the Windstream Pension Plan, which exclude the residual value of the obligations at the end of the initial lease terms.

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

(g)	Other long-term liabilities and commitments primarily consist of pension and other postretirement benefit obligations, interest rate swaps, asset retirement obligations and long-term deferred revenue.

(h)
Excludes $2.5 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2017 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur. Also excludes $60.5 million in long-term capital lease obligations, which are included in capital leases above.

(i)
Includes $7.8 million and $22.0 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in other current liabilities at December 31, 2017. The current portion of pension and postretirement benefit obligations includes $20.1 million for expected pension contributions in 2018 of which $5.2 million were made in January 2018. Due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

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

As of December 31, 2017, Windstream Services has entered into four pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 7 to the consolidated financial statements.

As of December 31, 2017 and 2016, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,166.8 million and $1,067.1 million, or approximately 19.8 percent and 21.7 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $11.7 million and $10.7 million for the years ended December 31, 2017 and 2016, respectively. Actual results may differ from this estimate.

Reconciliation of non-GAAP financial measures

From time to time, we will reference certain non-GAAP measures in our filings including a non-GAAP measure entitled operating income before depreciation and amortization (“OIBDA”). OIBDA can be calculated directly from the Company’s consolidated financial statements prepared in accordance with GAAP by taking operating income (loss) and adding back goodwill impairment and depreciation and amortization expense. Management considers OIBDA to be useful to investors as we believe it provides for comparability and evaluation of our ongoing operating performance and trends by excluding the impact of non-cash depreciation and amortization from capital investments and non-cash goodwill impairment charges which are not indicative of our ongoing operating performance. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP.

Following is a reconciliation of non-GAAP financial measures to the most closely related financial measure reported under GAAP referenced in this filing:

(Millions)	2017		2016	%
Operating income	$(1,593.5)		$515.4
Depreciation and amortization	1,470.0		1,263.5
Goodwill impairment	1,840.8	—	—
OIBDA	$1,717.3		$1,778.9	(3)

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

Allowance for Doubtful Accounts

In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. A 10 percent change in the amounts estimated to be uncollectible would result in a change in the provision for doubtful accounts of approximately $3.0 million for the year ended December 31, 2017.

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. During 2016, with the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in increases to depreciation expense of $35.3 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively, which increased our reported net loss $22.2 million or $.13 per share in 2017 and $5.4 million or $.06 per share in 2016.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $71.5 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $81.6 million per year.

At December 31, 2017, our unamortized finite-lived intangible assets totaled $1,454.4 million and primarily consisted of franchise rights of $913.3 million and customer lists of $478.0 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 5.5 to 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2017 by approximately $6.8 million.

Goodwill

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date or sooner when circumstances indicate an impairment may exist. We considered the declines in the valuation of our equity and long-term debt during the third quarter and concluded that an impairment trigger had not occurred because our operating results were substantially in-line with our internal 2017 forecast and analyst expectations, as well as the belief, at that time, the decline in our market capitalization and fair value of long-term debt was temporary. The goodwill guidance requires write-downs of goodwill only in periods in which the recorded amount of goodwill exceeds its fair value. We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure that results in a change in our reporting units. We also perform an impairment assessment immediately before any such change in our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach.

As further discussed in Notes 2 and 4 to the consolidated financial statements, during the fourth quarter of 2017, we reassessed our reporting unit structure as of November 1, 2017 in conjunction with the reorganization of our business operations. As of the reassessment date, we determined that we had four reporting units consisting of Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC, which is also consistent with how we defined our four reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate. Except for the allocation of all revenues, sales and related expenses that were previously not assigned to the segments (these amounts were historically assigned to each reporting unit for the purposes of determining each reporting unit’s fair value in conjunction with the goodwill impairment test), and the inclusion of the Small Business portion of the former Consumer and Small Business CLEC reporting unit into the Enterprise reporting unit, the reorganization did not significantly change the composition of our Consumer & Small Business, Enterprise and Wholesale reporting units with respect to customers, products and service offerings and methods of service delivery. Accordingly, we did not change the amount of goodwill allocated to the reporting units from December 31, 2016. We did (1) incrementally add to the Enterprise, Wholesale and Consumer and Small Business CLEC reporting units the goodwill attributable to the EarthLink and Broadview acquisitions and (2) reallocated, on a relative fair value basis, goodwill assigned to the former Consumer and Small Business CLEC reporting unit to Enterprise and Consumer CLEC reporting units consistent with the reorganization of our business operations. We performed a quantitative goodwill impairment test as of our annual measurement date of November 1, 2017.

In estimating the fair value of our reporting units as of November 1, 2017, we utilized an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. We corroborated the results of the income approach by aggregating the fair values of the reporting units and comparing the total value to overall market multiples for guideline public companies operating in the same lines of business as our reporting units. We also reconciled the aggregate estimated fair value of our reporting units to our fair value of total invested capital.

As of our assessment date, the fair value of our Enterprise and Consumer CLEC reporting units are approximately 20 percent greater than their carrying values. For our Consumer & Small Business and Wholesale reporting units, we recorded an impairment charge of $1,417.8 million and $423.0 million, respectively, or an aggregate goodwill impairment of $1,840.8 million in the fourth quarter of 2017. The impairment charge related to our Consumer & Small Business reporting unit was the result of considering the other-than-temporary declines in the fair value of our equity and long-term debt combined with the greater than expected adverse effects of competition, lower than expected returns and customer retention from our recent capital investments to increase customer broadband speed, as we have experienced declining service revenues and customer losses in 2017 due to cable expansion and the recently announced increased broadband speeds available from cable companies and other service providers in our service areas. We considered these factors, including our fourth quarter customer acquisition strategy of offering new low introductory pricing designed to attract new customers, in completing our long-range financial forecast during the fourth quarter of 2017 and lowered our forecasted revenue and profitability levels for future periods to reflect the challenging market and competitive conditions impacting our Consumer & Small Business operations that are not expected to subside in the near-term. The impairment charge related to our Wholesale reporting unit was the result of continuing declines in switched access revenues and special access charges for dedicated copper-based circuits as carriers migrate to fiber based networks combined with greater than expected pricing pressures on our legacy service offerings, as well as lower incremental returns on future capital expenditures needed to support the business. In completing our long-range financial forecast during the fourth quarter of 2017, we lowered our forecasted revenue and profitability levels for our Wholesale operations to reflect the challenging market dynamic and competitive conditions we face in providing services to other telecommunications carriers, network operators, and content providers.

Fair value determinations of our reporting units require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows due to decreases in sales and/or increases in costs that could significantly impact our immediate and long-range results, and an inability to successfully achieve our cost savings targets, (ii) higher than expected customer churn as the result of competition, (iii) volatility in the equity and debt markets or other macroeconomic factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) adverse changes as a result of regulatory or legislative actions.

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses. For example, although not considered for our November 1, 2017 assessment, we considered the implications of the enactment of the 2017 Tax Act on the future fair value of our reporting units and our preliminary analysis indicated that the effects are expected to be favorable, keeping all other assumptions constant.

In 2017, the discount rates used in developing our fair value estimates were 8.25 percent for both our Consumer & Small Business and Wholesale reporting units. The discount rate for both reporting units increased 50 basis points from the discount rate used in our 2016 testing and was based on the weighted average cost of capital, adjusted for the current perceived risks impacting each reporting unit. The terminal period growth rate for each reporting unit was based on the expected debt-free cash flow growth rate in the final year of the discrete five-year projection period adjusted as needed to reflect sustainable margins consistent with an assumed constant growth rate. For 2017, the terminal period growth rates used for the Consumer & Small Business and Wholesale reporting units decreased to 0.5 percent and (1.0) percent, respectively, consistent with the lowering of our forecasted revenue and profitability levels for future periods for these reporting units previously discussed.

Following the recognition of the goodwill impairment charges in our Consumer & Small Business and Wholesale reporting units, the fair values and carrying values of these reporting units equal one another. Accordingly, if our current cash flow assumptions are not realized, it is possible that an additional impairment charge may be recorded in the future. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in our discount rate assumption would result in decreases in fair value of approximately $260.0 million and $110.0 million in the Consumer & Small Business and Wholesale reporting units, respectively. Comparatively, a 50 basis point decrease in our terminal period growth rate assumption would result in decreases in fair value of approximately $170.0 million and $70.0 million in the Consumer & Small Business and Wholesale reporting units, respectively.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2018, which is estimated to be approximately $14.6 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 3.68 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 28.0 percent to equities, 55.0 percent to fixed income assets and 17.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $4.1 million in 2018.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 3.68 percent at December 31, 2017. Lowering the discount rate by 25 basis points (from 3.68 percent to 3.43 percent) would result in a decrease in our projected pension income of approximately $30.9 million in 2018, the effects of which would result in the recognition of pension expense of $16.3 million in 2018.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements.We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the benefits of the mergers with EarthLink and Broadview, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies reduction in net leverage, and improvement in our ability to compete; our ability to improve our debt profile and reduce interest costs, including through repurchases of our debt; our cost reduction activities, including, but not limited to, workforce reductions and network cost optimization; our ability to defend claims made by one or more noteholders that Windstream Services is in alleged default pursuant to a certain indenture governing a series of senior notes; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; expectations regarding the benefits of our updated business unit structure; stability and growth in adjusted OIBDA; statements regarding our 2018 operational priorities; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services related to Internet speeds, Kinetic and 1 Gbps services to more locations due to network upgrades and expanding our fiber network; expectations regarding sales and trends of strategic products for business customers; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; anticipated capital expenditures and certain debt maturities from cash flows from operations; and expected effective federal income tax rates and our ability to utilize certain net loss operating carryforwards and the length of time we have to utilize under the 2017 Tax Act. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
the alleged ability of one or more purported noteholders to establish that transactions related to the spin-off of certain assets in 2015 into a publicly-traded real estate investment trust allegedly violated certain covenants in existing indentures governing certain outstanding senior notes alledgedly allowing the noteholders to seek to accelerate payment under the indentures;

•
the benefits of our current capital allocation strategy, which may be changed at anytime at the discretion of our board of directors, and certain cost reduction activities may not be fully realized or may take longer to realize than expected, or the implementation of these initiatives may adversely affect our sales and operational activities or otherwise disrupt our business and personnel;

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

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2017	2016	2015	2014	2013
Revenues and sales	$5,852.9	$5,387.0	$5,765.3	$5,829.5	$5,988.1
Operating (loss) income	(1,593.5)	515.4	509.4	507.1	1,009.0
Dividend income on Uniti common stock	—	17.6	48.2	—	—
Other (expense) income, net	—	(1.2)	9.3	0.1	(12.5)
Net gain on disposal of investment in Uniti common stock	—	15.2	—	—	—
Gain (loss) on sale of data center business	0.6	(10.0)	326.1	—	—
Net loss on early extinguishment of debt	(56.4)	(18.0)	(36.4)	—	(28.5)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)	—	—	—
Interest expense	(875.4)	(860.6)	(813.2)	(571.8)	(627.7)
(Loss) income from continuing operations before income taxes	(2,524.7)	(523.5)	43.4	(64.6)	340.3
Income tax (benefit) expense	(408.1)	(140.0)	16.0	(25.1)	105.3
(Loss) income from continuing operations	(2,116.6)	(383.5)	27.4	(39.5)	235.0
Discontinued operations, net of tax expense of $9.8 in 2013	—	—	—	—	6.0
Net (loss) income	$(2,116.6)	$(383.5)	$27.4	$(39.5)	$241.0
Basic and diluted (loss) earnings per share:
From continuing operations	($12.52)	($4.11)	$.24	($.45)	$2.35
From discontinued operations	—	—	—	—	.06
Net (loss) income	($12.52)	($4.11)	$.24	($.45)	$2.41
Dividends declared per common share	$.30	$.60	$2.31	$6.00	$6.00
Balance sheet data
Total assets	$11,084.3	$11,770.0	$12,518.1	$12,520.3	$13,341.6
Total long-term debt and capital and other lease obligations (excluding premium and discount)	$10,906.2	$9,976.7	$10,443.0	$8,762.3	$8,683.4
Total equity	$(1,298.9)	$170.0	$306.4	$224.8	$840.2
Notes to Selected Financial Information:

•
The selected consolidated financial data of Windstream Services are identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. The amount of pre-tax expenses directly incurred by Windstream Holdings totaled approximately $2.0 million, $1.7 million, $2.0 million, $2.3 million and $0.5 million in 2017, 2016, 2015, 2014, and 2013 respectively. Earnings and dividends per common share information for Windstream Services has not been presented because that entity has not issued publicly held common stock as defined in U.S. GAAP.

•
Actuarial gains and losses for pension benefits are recognized in operating results in the year in which the gains and losses occur. This methodology can create volatility in earnings based on market fluctuations which impacts pension expense (income) for the year. Pension expense (income) was $10.1 million, $59.1 million, $1.2 million, $128.3 million and $(115.3) million in 2017, 2016, 2015, 2014, and 2013, respectively.

•
Explanations for significant events affecting our historical operating trends, including the effects of acquisitions and dispositions, during the years 2015 through 2017 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition. We also recorded a goodwill impairment charge of $1,840.8 million in 2017. See Note 4 for further discussion.

•
In addition to the adverse changes in pension expense in 2014 compared to 2013, operating income for 2014 also decreased due to the overall decline in revenues primarily attributable to customer losses and the effects of intercarrier compensation reform, increased depreciation expense of $80.5 million due to property additions and incremental restructuring charges of $27.3 million related to workforce reductions.

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

Dated February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Windstream Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded EarthLink and Broadview from its assessment of internal control over financial reporting as of December 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded EarthLink and Broadview from our audit of internal control over financial reporting. EarthLink and Broadview are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 14% and 1% of total assets, respectively and approximately 13% and 2% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 28, 2018

We have served as the Company’s auditor since 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Windstream Services, LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Windstream Services, LLC. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), member equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded EarthLink and Broadview from its assessment of internal control over financial reporting as of December 31, 2017, because they were acquired by the Company in purchase business combinations during 2017. We have also excluded EarthLink and Broadview from our audit of internal control over financial reporting. EarthLink and Broadview are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 14% and 1% of total assets, respectively and approximately 13% and 2% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Little Rock, Arkansas
February 28, 2018

We have served as the Company’s auditor since 2006.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions, except per share amounts)	2017	2016	2015
Revenues and sales:
Service revenues	$5,759.7	$5,279.9	$5,598.6
Product sales	93.2	107.1	166.7
Total revenues and sales	5,852.9	5,387.0	5,765.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,964.9	2,677.8	2,762.0
Cost of products sold	93.5	98.5	145.2
Selling, general and administrative	896.8	797.7	866.5
Depreciation and amortization	1,470.0	1,263.5	1,366.5
Goodwill impairment	1,840.8	—	—
Merger, integration and other costs	137.4	13.8	95.0
Restructuring charges	43.0	20.3	20.7
Total costs and expenses	7,446.4	4,871.6	5,255.9
Operating (loss) income	(1,593.5)	515.4	509.4
Dividend income on Uniti common stock	—	17.6	48.2
Other (expense) income, net	—	(1.2)	9.3
Net gain on disposal of investment in Uniti common stock	—	15.2	—
Gain (loss) on sale of data center business	0.6	(10.0)	326.1
Net loss on early extinguishment of debt	(56.4)	(18.0)	(36.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)	—
Interest expense	(875.4)	(860.6)	(813.2)
(Loss) income before income taxes	(2,524.7)	(523.5)	43.4
Income tax (benefit) expense	(408.1)	(140.0)	16.0
Net (loss) income	$(2,116.6)	$(383.5)	$27.4
Basic and diluted (loss) earnings per share:
Net (loss) income	($12.52)	($4.11)	$.24
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2017	2016	2015
Net (loss) income	$(2,116.6)	$(383.5)	$27.4
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period	—	156.1	(286.5)
Gain on disposal recognized in the period	—	(51.5)	—
Other-than-temporary impairment loss recognized in the period	—	181.9	—
Change in available-for-sale securities	—	286.5	(286.5)
Interest rate swaps:
Unrealized gains (losses) on designated interest rate swaps	11.4	8.0	(8.8)
Amortization of net unrealized losses on de-designated interest rate swaps	5.3	4.8	11.6
Income tax expense	(6.4)	(5.0)	(1.1)
Change in interest rate swaps	10.3	7.8	1.7
Postretirement and pension plans:
Prior service credit arising during the period	9.1	—	1.8
Change in net actuarial (loss) gain for employee benefit plans	(1.3)	(0.2)	0.1
Plan curtailments and settlements	—	(5.5)	(18.0)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.2	1.0
Amortization of prior service credits	(0.7)	(1.1)	(3.9)
Income tax (expense) benefit	(2.0)	2.6	7.3
Change in postretirement and pension plans	5.2	(4.0)	(11.7)
Other comprehensive income (loss)	15.5	290.3	(296.5)
Comprehensive loss	$(2,101.1)	$(93.2)	$(269.1)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions, except par value)	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$43.4	$59.1
Accounts receivable (less allowance for doubtful
accounts of $29.7 and $27.1, respectively)	643.0	618.6
Inventories	93.0	77.5
Prepaid expenses and other	153.1	111.7
Total current assets	932.5	866.9
Goodwill	2,842.4	4,213.6
Other intangibles, net	1,454.4	1,320.5
Net property, plant and equipment	5,391.8	5,283.5
Deferred income taxes	370.8	—
Other assets	92.4	85.5
Total Assets	$11,084.3	$11,770.0
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$169.3	$14.9
Current portion of long-term lease obligations	188.6	168.7
Accounts payable	494.0	390.2
Advance payments and customer deposits	207.3	178.1
Accrued taxes	89.5	78.0
Accrued interest	52.6	58.1
Other current liabilities	342.1	366.6
Total current liabilities	1,543.4	1,254.6
Long-term debt	5,674.6	4,848.7
Long-term lease obligations	4,643.3	4,831.9
Deferred income taxes	—	151.5
Other liabilities	521.9	513.3
Total liabilities	12,383.2	11,600.0
Commitments and Contingencies (See Note 14)
Shareholders’ Equity (Deficit):
Common stock, $0.0001 par value, 375.0 shares authorized,
182.7 and 96.3 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,191.9	559.7
Accumulated other comprehensive income	21.4	5.9
Accumulated deficit	(2,512.2)	(395.6)
Total shareholders’ equity (deficit)	(1,298.9)	170.0
Total Liabilities and Shareholders’ Equity (Deficit)	$11,084.3	$11,770.0

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2017	2016	2015
Cash Provided from Operating Activities:
Net (loss) income	$(2,116.6)	$(383.5)	$27.4
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,470.0	1,263.5	1,366.5
Goodwill impairment	1,840.8	—	—
Provision for doubtful accounts	45.8	43.8	47.1
Share-based compensation expense	55.4	41.6	55.3
Pension expense	10.1	59.1	1.2
Deferred income taxes	(412.7)	(138.3)	(16.3)
Net gain on disposal of investment in Uniti common stock	—	(15.2)	—
Noncash portion of net loss on early extinguishment of debt	36.0	(51.9)	(18.5)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9	—
Amortization of unrealized losses on de-designated interest rate swaps	5.3	4.8	11.6
(Gain) loss on sale of data center	(0.6)	10.0	(326.1)
Plan curtailment	—	(5.5)	(18.0)
Other, net	24.0	1.2	7.4
Changes in operating assets and liabilities, net
Accounts receivable	17.7	(15.1)	(69.5)
Prepaid income taxes	0.8	(4.4)	—
Prepaid expenses and other	1.3	30.4	1.4
Accounts payable	43.3	(47.2)	31.1
Accrued interest	(16.3)	(20.1)	(26.4)
Accrued taxes	(0.2)	(6.1)	17.9
Other current liabilities	4.8	21.2	(17.7)
Other liabilities	(25.7)	(42.4)	(11.6)
Other, net	(32.5)	(3.4)	(36.2)
Net cash provided from operating activities	950.7	924.4	1,026.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(908.6)	(989.8)	(1,055.3)
Changes in restricted cash	—	—	6.7
Proceeds from the sale of property	—	6.3	—
Grant funds received for broadband stimulus projects	—	—	23.5
Network expansion funded by Connect America Fund - Phase I	—	—	(73.9)
Acquisition of Broadview, net of cash acquired	(63.3)	—	—
Cash acquired from EarthLink	5.0	—	—
Disposition of data center business	—	—	574.2
Other, net	(16.3)	(6.5)	2.8
Net cash used in investing activities	(983.2)	(990.0)	(522.0)
Cash Flows from Financing Activities:
Dividends paid to shareholders	(64.4)	(58.6)	(369.2)
Proceeds from issuance of stock	9.6	—	—
Payment received from Uniti in spin-off	—	—	1,035.0
Funding received from Uniti for tenant capital improvements	—	—	43.1
Repayments of debt and swaps	(2,277.9)	(3,263.7)	(3,350.9)
Proceeds of debt issuance	2,614.6	3,674.5	2,335.0
Debt issuance costs	(27.1)	(12.4)	(4.3)
Stock repurchases	(19.0)	(28.9)	(46.2)
Payments under long-term lease obligations	(168.7)	(152.8)	(102.6)
Payments under capital lease obligations	(39.0)	(57.7)	(31.5)
Other, net	(11.3)	(7.0)	(9.5)
Net cash provided from (used in) financing activities	16.8	93.4	(501.1)
(Decrease) increase in cash and cash equivalents	(15.7)	27.8	3.5
Cash and Cash Equivalents:
Beginning of period	59.1	31.3	27.8
End of period	$43.4	$59.1	$31.3
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$855.3	$867.1	$828.9
Income taxes paid, net	$1.7	$6.2	$1.1

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2014	$252.2	$12.1	$(39.5)	$224.8
Net income	—	—	27.4	27.4
Other comprehensive (loss) income, net of tax:
Change in available-for-sale securities	—	(286.5)	—	(286.5)
Change in postretirement and pension plans	—	(11.7)	—	(11.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.1	—	7.1
Changes in designated interest rate swaps	—	(5.4)	—	(5.4)
Comprehensive (loss) income	—	(296.5)	27.4	(269.1)
Effect of REIT spin-off (See Note 5)	585.6	—	—	585.6
Share-based compensation	25.0	—	—	25.0
Stock issued for management incentive compensation plans	5.9	—	—	5.9
Stock issued to employee savings plan (See Note 9)	21.6	—	—	21.6
Stock repurchases	(46.2)	—	—	(46.2)
Taxes withheld on vested restricted stock and other	(9.7)	—	—	(9.7)
Dividends of $2.31 per share declared to stockholders	(231.5)	—	—	(231.5)
Balance at December 31, 2015	$602.9	$(284.4)	$(12.1)	$306.4
Net loss	—	—	(383.5)	(383.5)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(4.0)	—	(4.0)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.9	—	2.9
Changes in designated interest rate swaps	—	4.9	—	4.9
Comprehensive income (loss)	—	290.3	(383.5)	(93.2)
Share-based compensation	21.8	—	—	21.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 9)	24.0	—	—	24.0
Stock repurchases	(28.9)	—	—	(28.9)
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $.60 per share declared to stockholders	(58.2)	—	—	(58.2)
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0
Net loss	—	—	(2,116.6)	(2,116.6)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	5.2	—	5.2
Amortization of unrealized losses on de-designated interest rate swaps	—	3.3	—	3.3
Changes in designated interest rate swaps	—	7.0	—	7.0
Comprehensive income (loss)	—	15.5	(2,116.6)	(2,101.1)
Share-based compensation	35.8	—	—	35.8
Stock issued for pension contribution	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 9)	22.7	—	—	22.7
Stock issued in merger with EarthLink	642.6	—	—	642.6
Stock repurchases	(19.0)	—	—	(19.0)
Taxes withheld on vested restricted stock and other	(10.7)	—	—	(10.7)
Dividends of $.30 per share declared to stockholders	(48.8)	—	—	(48.8)
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions)	2017	2016	2015
Revenues and sales:
Service revenues	$5,759.7	$5,279.9	$5,598.6
Product sales	93.2	107.1	166.7
Total revenues and sales	5,852.9	5,387.0	5,765.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,964.9	2,677.8	2,762.0
Cost of products sold	93.5	98.5	145.2
Selling, general and administrative	894.8	796.0	864.5
Depreciation and amortization	1,470.0	1,263.5	1,366.5
Goodwill impairment	1,840.8	—	—
Merger, integration and other costs	137.4	13.8	95.0
Restructuring charges	43.0	20.3	20.7
Total costs and expenses	7,444.4	4,869.9	5,253.9
Operating (loss) income	(1,591.5)	517.1	511.4
Dividend income on Uniti common stock	—	17.6	48.2
Other (expense) income, net	—	(1.2)	9.3
Net gain on disposal of investment in Uniti common stock	—	15.2	—
Gain (loss) on sale of data center business	0.6	(10.0)	326.1
Net loss on early extinguishment of debt	(56.4)	(18.0)	(36.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)	—
Interest expense	(875.4)	(860.6)	(813.2)
(Loss) income before income taxes	(2,522.7)	(521.8)	45.4
Income tax (benefit) expense	(407.3)	(139.3)	16.8
Net (loss) income	$(2,115.4)	$(382.5)	$28.6

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2017	2016	2015
Net (loss) income	$(2,115.4)	$(382.5)	$28.6
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during the period	—	156.1	(286.5)
Gain on disposal recognized in the period	—	(51.5)	—
Other-than-temporary impairment loss recognized in the period	—	181.9	—
Change in available-for-sale securities	—	286.5	(286.5)
Interest rate swaps:
Unrealized gains (losses) on designated interest rate swaps	11.4	8.0	(8.8)
Amortization of net unrealized losses on de-designated interest rate swaps	5.3	4.8	11.6
Income tax expense	(6.4)	(5.0)	(1.1)
Change in interest rate swaps	10.3	7.8	1.7
Postretirement and pension plans:
Prior service credit arising during the period	9.1	—	1.8
Change in net actuarial (loss) gain for employee benefit plans	(1.3)	(0.2)	0.1
Plan curtailments and settlements	—	(5.5)	(18.0)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	0.2	1.0
Amortization of prior service credits	(0.7)	(1.1)	(3.9)
Income tax (expense) benefit	(2.0)	2.6	7.3
Change in postretirement and pension plans	5.2	(4.0)	(11.7)
Other comprehensive income (loss)	15.5	290.3	(296.5)
Comprehensive loss	$(2,099.9)	$(92.2)	$(267.9)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions)	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$43.4	$59.1
Accounts receivable (less allowance for doubtful
accounts of $29.7 and $27.1, respectively)	643.0	618.6
Inventories	93.0	77.5
Prepaid expenses and other	153.1	111.7
Total current assets	932.5	866.9
Goodwill	2,842.4	4,213.6
Other intangibles, net	1,454.4	1,320.5
Net property, plant and equipment	5,391.8	5,283.5
Deferred income taxes	370.8	—
Other assets	92.4	85.5
Total Assets	$11,084.3	$11,770.0
Liabilities and Member Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$169.3	$14.9
Current portion of long-term lease obligations	188.6	168.7
Accounts payable	494.0	390.2
Advance payments and customer deposits	207.3	178.1
Accrued taxes	89.5	78.0
Accrued interest	52.6	58.1
Other current liabilities	342.1	366.6
Total current liabilities	1,543.4	1,254.6
Long-term debt	5,674.6	4,848.7
Long-term lease obligations	4,643.3	4,831.9
Deferred income taxes	—	151.5
Other liabilities	521.9	513.3
Total liabilities	12,383.2	11,600.0
Commitments and Contingencies (See Note 14)
Member Equity (Deficit):
Additional paid-in capital	1,187.1	556.1
Accumulated other comprehensive income	21.4	5.9
Accumulated deficit	(2,507.4)	(392.0)
Total member equity (deficit)	(1,298.9)	170.0
Total Liabilities and Member Equity (Deficit)	$11,084.3	$11,770.0

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2017	2016	2015
Cash Provided from Operating Activities:
Net (loss) income	$(2,115.4)	$(382.5)	$28.6
Adjustments to reconcile net (loss) income to net cash provided from operations:
Depreciation and amortization	1,470.0	1,263.5	1,366.5
Goodwill impairment	1,840.8	—	—
Provision for doubtful accounts	45.8	43.8	47.1
Share-based compensation expense	55.4	41.6	55.3
Pension expense	10.1	59.1	1.2
Deferred income taxes	(412.7)	(138.3)	(16.3)
Net gain on disposal of investment in Uniti common stock	—	(15.2)	—
Noncash portion of net loss on early extinguishment of debt	36.0	(51.9)	(18.5)
Other-than-temporary impairment loss on investment in Uniti common stock	—	181.9	—
Amortization of unrealized losses on de-designated interest rate swaps	5.3	4.8	11.6
(Gain) loss on sale of data center	(0.6)	10.0	(326.1)
Plan curtailment	—	(5.5)	(18.0)
Other, net	24.0	1.2	7.4
Changes in operating assets and liabilities, net
Accounts receivable	17.7	(15.1)	(69.5)
Prepaid income taxes	0.8	(4.4)	—
Prepaid expenses and other	1.3	30.4	1.4
Accounts payable	43.3	(47.2)	31.1
Accrued interest	(16.3)	(20.1)	(26.4)
Accrued taxes	(0.2)	(6.1)	17.9
Other current liabilities	3.9	21.2	(17.7)
Other liabilities	(25.7)	(42.4)	(11.6)
Other, net	(32.5)	(3.4)	(36.2)
Net cash provided from operating activities	951.0	925.4	1,027.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(908.6)	(989.8)	(1,055.3)
Changes in restricted cash	—	—	6.7
Proceeds from the sale of property	—	6.3	—
Grant funds received for broadband stimulus projects	—	—	23.5
Network expansion funded by Connect America Fund - Phase I	—	—	(73.9)
Acquisition of Broadview, net of cash acquired	(63.3)	—	—
Cash acquired from EarthLink	5.0	—	—
Disposition of data center business	—	—	574.2
Other, net	(16.3)	(6.5)	2.8
Net cash used in investing activities	(983.2)	(990.0)	(522.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(83.7)	(88.5)	(416.6)
Contribution from Windstream Holdings, Inc.	9.6	—	—
Payment received from Uniti in spin-off	—	—	1,035.0
Funding received from Uniti for tenant capital improvements	—	—	43.1
Repayments of debt and swaps	(2,277.9)	(3,263.7)	(3,350.9)
Proceeds of debt issuance	2,614.6	3,674.5	2,335.0
Debt issuance costs	(27.1)	(12.4)	(4.3)
Payments under long-term lease obligations	(168.7)	(152.8)	(102.6)
Payments under capital lease obligations	(39.0)	(57.7)	(31.5)
Other, net	(11.3)	(7.0)	(9.5)
Net cash provided from (used in) financing activities	16.5	92.4	(502.3)
(Decrease) increase in cash and cash equivalents	(15.7)	27.8	3.5
Cash and Cash Equivalents:
Beginning of period	59.1	31.3	27.8
End of period	$43.4	$59.1	$31.3
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$855.3	$867.1	$828.9
Income taxes paid, net	$1.7	$6.2	$1.1
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY (DEFICIT)

(Millions)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2014	$250.8	$12.1	$(38.1)	$224.8
Net income	—	—	28.6	28.6
Other comprehensive (loss) income, net of tax:
Change in available-for-sale securities	—	(286.5)	—	(286.5)
Change in postretirement and pension plans	—	(11.7)	—	(11.7)
Amortization of unrealized losses on de-designated interest rate swaps	—	7.1	—	7.1
Changes in designated interest rate swaps	—	(5.4)	—	(5.4)
Comprehensive (loss) income	—	(296.5)	28.6	(267.9)
Effect of REIT spin-off (See Note 3)	585.6	—	—	585.6
Share-based compensation	25.0	—	—	25.0
Stock issued for management incentive compensation plans	5.9	—	—	5.9
Stock issued to employee savings plan (See Note 9)	21.6	—	—	21.6
Taxes withheld on vested restricted stock and other	(9.7)	—	—	(9.7)
Distributions payable to Windstream Holdings, Inc.	(278.9)	—	—	(278.9)
Balance at December 31, 2015	$600.3	$(284.4)	$(9.5)	$306.4
Net loss	—	—	(382.5)	(382.5)
Other comprehensive income (loss), net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(4.0)	—	(4.0)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.9	—	2.9
Changes in designated interest rate swaps	—	4.9	—	4.9
Comprehensive income (loss)	—	290.3	(382.5)	(92.2)
Share-based compensation	21.8	—	—	21.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 9)	24.0	—	—	24.0
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(88.1)	—	—	(88.1)
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0
Net loss	—	—	(2,115.4)	(2,115.4)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	5.2	—	5.2
Amortization of unrealized losses on de-designated interest rate swaps	—	3.3	—	3.3
Changes in designated interest rate swaps	—	7.0	—	7.0
Comprehensive income (loss)	—	15.5	(2,115.4)	(2,099.9)
Share-based compensation	35.8	—	—	35.8
Stock issued for pension contribution	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 9)	22.7	—	—	22.7
Stock issued in merger with EarthLink	642.6	—	—	642.6
Taxes withheld on vested restricted stock and other	(10.7)	—	—	(10.7)
Distributions payable to Windstream Holdings, Inc.	(69.0)	—	—	(69.0)
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles.

Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Enterprise service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise, mid-market and small business customers. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and revenues from the reselling of our services. Service revenues also include switched access revenues, federal and state Universal Service Fund (“USF”) revenues, amounts received from Connect America Fund - Phase II, USF surcharges and revenues from providing other miscellaneous services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $23.8 million and $33.0 million at December 31, 2017 and 2016, respectively.

Inventories – Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Cost is determined using either an average original cost or specific identification method of valuation.

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of prepaid services, rent, insurance, taxes, maintenance contracts and refundable deposits. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Connect America Fund Support – In conjunction with reforming USF, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental broadband funding to a number of unserved and underserved locations. CAF includes both short-term (“ CAF Phase I”) and a longer-term (“CAF Phase II”) framework. During 2015, we received $73.9 million in CAF Phase I support for upgrades and new deployments of broadband service. Pursuant to commitments we made with the FCC, we agreed to match, on at least a dollar-for-dollar basis, the total amount of CAF Phase I support we received. As of January 1, 2016, we had utilized all CAF Phase I support we had received. CAF Phase I support received and used to construct network assets during 2015 has been presented within the investing activities section of the consolidated statements of cash flows.

In August 2015, Windstream accepted CAF Phase II support offers for 17 of 18 states in which it is an incumbent provider, totaling approximately $175.0 million in annual funding. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream is obligated to offer broadband service at speeds of 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Funds received under CAF Phase II are recognized as service revenues ratably over the period to which the funding pertains.

Asset Disposals – On December 18, 2015, Windstream Services completed the sale of a substantial portion of our data center business to TierPoint LLC (“TierPoint”) for $574.2 million in cash, net of the $0.8 million working capital settlement, and recorded a pre-tax gain of $326.1 million. Excluding the effects of the gain, the data center business incurred a pretax loss of $(0.5) million in 2015. The sale of the data center business did not represent a strategic shift in our business nor have a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. As part of the transaction, we established an ongoing reciprocal strategic partnership with TierPoint, allowing both companies to sell their respective products and services to each other’s prospective customers through referrals.

Pursuant to the terms of the Membership Interest Purchase Agreement, Windstream Services agreed to indemnify TierPoint for certain losses attributable to any alleged breaches of representations and warranties made by us with such indemnification liability capped at $10.0 million. On November 22, 2016, TierPoint submitted a notice of a claim to us for indemnification and payment of $10.0 million. Due to the nature of the claims and the potential difficulty in defending against such claims, as of December 31, 2016, we recorded a loss of $10.0 million related to the indemnification claim. During the second quarter of 2017, we made a cash payment to TierPoint of $9.4 million to settle this claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually or sooner when circumstances indicate an impairment may exist using a consistent measurement date, which for us is November 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss is recognized equal to the amount by which the carrying value exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Prior to performing the quantitative evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the quantitative goodwill impairment evaluation.

As further discussed in Notes 2, 4 and 15 to the consolidated financial statements, during the fourth quarter of 2017, we reassessed our reporting unit structure as of November 1, 2017 in conjunction with the reorganization of our business operations. As of the reassessment date, we determined that we had four reporting units consisting of Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC, which is also consistent with how we defined our four reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate. As described in Note 15, except for the allocation of all revenues, sales and related expenses that were previously not assigned to the segments (these amounts were historically assigned to each reporting unit for the purposes of determining each reporting unit’s fair value in conjunction with the goodwill impairment test), and the inclusion of the Small Business portion of the former Consumer and Small Business CLEC reporting unit into the Enterprise reporting unit, the reorganization did not significantly change the composition of our Consumer & Small Business, Enterprise and Wholesale reporting units with respect to customers, products and service offerings and methods of service delivery. Accordingly, we did not change the amount of goodwill allocated to the reporting units from December 31, 2016. We also incrementally added goodwill to the Enterprise, Wholesale and Consumer and Small Business CLEC reporting units the goodwill attributable to the EarthLink and Broadview acquisitions. As a result of combining Small Business CLEC of the former Consumer and Small Business CLEC segment into Enterprise and separating Consumer CLEC into its own segment, we allocated the goodwill of the former Consumer and Small Business CLEC reporting unit on a relative fair value basis between the Enterprise and Consumer CLEC reporting units. We also confirmed, immediately before the reorganization and reallocation of goodwill, that an impairment did not exist in the Consumer and Small Business CLEC and Enterprise reporting units. We performed a quantitative goodwill impairment test as of our annual measurement date of November 1, 2017. The results of our annual impairment test are discussed in Note 4.

Other intangible assets arising from business combinations such as franchise rights, customer lists, trade names and internally developed technology and software are initially recorded at estimated fair value. We amortize customer lists using the sum-of-the-years-digits method over the estimated lives of the customer relationships. All other intangible assets are amortized using a straight-line method over the estimated useful lives. (See Note 4 for additional information.)

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Capitalized labor costs include non-cash share-based compensation and the matching stock contribution to the employee savings plan for those employees directly involved with construction activities. Depreciation expense amounted to $1,229.0 million, $1,078.3 million, and $1,146.3 million in 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2017	2016
Land		$65.4	$42.8
Building and improvements	3-40 years	420.3	608.8
Central office equipment	3-40 years	7,170.5	6,493.6
Outside communications plant	7-47 years	7,882.5	7,390.9
Furniture, vehicles and other equipment	1-23 years	2,308.7	1,835.5
Construction in progress		440.8	618.8
		18,288.2	16,990.4
Less accumulated depreciation		(12,896.4)	(11,706.9)
Net property, plant and equipment		$5,391.8	$5,283.5

Of the total net property, plant and equipment at December 31, 2017 and 2016 listed above, approximately $2.0 billion and $2.2 billion, respectively, has been legally transferred to Uniti Group, Inc. (“Uniti”) (formerly Communications Sales & Leasing, Inc.) as a result of the spin-off and leaseback by Windstream Holdings (see Note 5). Under the master lease agreement with Uniti, any capital improvements, including upgrades or replacements to the leased network assets, funded by us become the property of Uniti at the time such improvements are placed in service. As further discussed in Note 6, we accounted for the spin-off transaction as a failed spin-leaseback for financial reporting purposes and, as a result the net book value of the assets initially transferred to Uniti and any subsequent capital improvements made by us continue to be reported in our consolidated balance sheet as property, plant and equipment and are depreciated over the shorter of the estimated useful life of the asset or the initial lease term of 15 years.

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

In accordance with the terms of certain broadband stimulus grants we received from the Rural Utilities Service (“RUS”) to fund 75 percent of the costs related to specified construction projects, the RUS retained a security interest in the assets funded by these grants for the duration of their economic life, which varies by grant for periods up to 23 years. In the event of default of terms of the agreement, the RUS could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to consummating the proposed transaction, for which pre-approval will not be reasonably withheld. At December 31, 2017, the net book value of assets funded by broadband stimulus grants was $93.6 million.

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $7.0 million, $10.7 million and $10.4 million in 2017, 2016 and 2015, respectively.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $53.0 million and $53.3 million as of December 31, 2017 and 2016, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

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

Revenue Recognition – Service revenues are primarily derived from providing access to or usage of our networks and facilities. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues that are billed in advance include monthly recurring network access and data services, special access and monthly recurring voice, Internet and other related charges. The unearned portion of these revenues is included in advance payments and customer deposits in the accompanying consolidated balance sheets. Revenues derived from other telecommunications services, including interconnection, long-distance and enhanced service revenues are recognized monthly as services are provided. Revenue from sales of indefeasible rights to use fiber optic network facilities (“IRUs”) and the related telecommunications network maintenance arrangements is generally recognized over the term of the related lease or contract. Sales of communications products including customer premise equipment are recognized when products are delivered to and accepted by customers. Fees assessed to customers for service activation are deferred upon service activation and recognized as service revenue on a straight-line basis over the expected life of the customer relationship in accordance with authoritative guidance on multiple element arrangements. Certain costs associated with activating such services are deferred and recognized as an operating expense over the same period.

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

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $47.8 million, $44.0 million and $52.9 million in 2017, 2016 and 2015, respectively.

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we value all time-based awards to employees at fair value on the date of the grant, and recognize that value as compensation expense over the period that each award vests. Performance-based awards are valued at fair value when performance targets are set. Share-based compensation expense for performance-based awards is recognized when it is probable and estimable that targets will be met as measured against performance metrics. Share-based compensation expense is included in cost of services and selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2017	2016	2015
Basic and diluted (loss) earnings per share:
Numerator:
Net (loss) income	$(2,116.6)	$(383.5)	$27.4
Income allocable to participating securities	(1.3)	(2.5)	(3.5)
Net (loss) income attributable to common shares	$(2,117.9)	$(386.0)	$23.9
Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	172.7	99.1	102.0
Weighted average participating securities	(3.6)	(5.2)	(3.1)
Weighted average basic and diluted shares outstanding	169.1	93.9	98.9
Basic and diluted (loss) earnings per share:
Net (loss) income	($12.52)	($4.11)	$.24

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses for the years ended December 31, 2017 and 2016. We had 3.9 million restricted stock units and 0.2 million stock options outstanding as of December 31, 2017, compared to 1.3 million restricted stock units and 0.4 million stock options outstanding at December 31, 2016. Options to purchase shares of our common stock that were excluded from the computation of diluted shares because the exercise prices were greater than the average market price of our common stock and, therefore, the effect would be anti-dilutive, totaled approximately 0.5 million shares for the year ended December 31, 2015.

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in increases to depreciation expense of $35.3 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively, which increased our reported net loss by $22.2 million and $5.4 million or $.13 and $.06 per share for the years ended December 31, 2017 and 2016, respectively.

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

We will adopt this standard effective January 1, 2018 utilizing the modified retrospective basis. We have established a cross-functional team to implement the standard and have identified and are in the process of implementing changes to our systems, processes and internal controls to meet the standard’s reporting and disclosure requirements. We do not expect the effects of the standard on our consolidated statements of operations to be material. Primarily due to changes in the timing of recognition of certain installation services and discounts, promotional credits and price guarantees given to customers, we will recognize contract assets of approximately $15.0 million and contract liabilities of approximately $3.0 million in our consolidated balance sheets. In addition, the requirement to defer incremental contract acquisition and fulfillment costs, including sales commissions and installation costs, and recognize such costs over the contract period or expected customer life will result in the recognition of additional contract assets of approximately $30.0 million to $35.0 million in our consolidated balance sheets. Accordingly, we expect to record a cumulative effect adjustment, net of tax, as a credit to accumulated deficit of approximately $30.0 million to $35.0 million as of January 1, 2018.

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

Presentation of Defined Benefit Retirement Costs – In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This standard changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, actuarial gains and losses, curtailments and settlements). The operating expense component will be reported in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period while the non-operating components will be reported in other income and expense. In addition, only the service cost component will be eligible for capitalization as part of an asset such as inventory or property, plant and equipment. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. The ASU is effective for fiscal years beginning after December 15, 2017. We will adopt this standard effective January 1, 2018. The impact of the retrospective adoption of this standard will result in a decrease to our consolidated operating loss of $2.9 million and an increase to our consolidated operating income of $45.6 million with corresponding increases to other expense, net, for the years ended December 31, 2017 and 2016, respectively.  There will be no change to our reported consolidated net loss for fiscal years 2017 and 2016. Following adoption, we expect the impact of only capitalizing service cost to be immaterial to our consolidated financial statements.

Hedging Activities - In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. This standard modifies hedge accounting to allow more hedging strategies to qualify for hedge accounting, amends presentation and disclosure requirements, and changes how entities assess effectiveness of their hedging transactions. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We will early adopt this standard effective January 1, 2018. Following adoption, we expect the impact of this new guidance to be immaterial to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Mergers

Broadview Network Holdings, Inc.

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), pursuant to the terms of the Agreement and Plan of Merger (the “Broadview Merger Agreement”) dated April 12, 2017, whereby Broadview merged into Beethoven Merger Subsidiary, Inc., with Broadview surviving as an indirect wholly owned subsidiary of Windstream Holdings, and changing its name to Windstream BV Holdings, Inc. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services, which will improve our competitiveness and ability to provide enhanced services to business customers. Upon completion of the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility (see Note 6). The transaction is valued at approximately $230.0 million.

We accounted for the merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. During the fourth quarter of 2017, we adjusted our preliminary purchase price allocation for changes in the estimated fair value of certain acquired tangible and intangible assets. These adjustments primarily resulted from new information about facts and circumstances that existed at the time of the acquisition. The adjustments included recording an asset of $2.6 million attributable to certain assumed operating lease obligations for which terms of the lease arrangement were favorable relative to market rates as of the acquisition date and a decrease of $12.0 million to the acquired customer lists intangible asset based on updates to the information applicable to the third-party valuations of these assets. The impact of these changes on rent expense and depreciation and amortization were not material to our consolidated results of operations. Based on additional information received and further analysis, we adjusted the purchase price allocation applicable to acquired net operating losses, resulting in a $9.7 million reduction in the valuation allowance associated with the net deferred tax assets acquired in the merger. Our initial purchase price allocation had yielded a net deferred tax asset which had been fully offset by a valuation allowance. In addition, we adjusted certain contingent liabilities and other reserves based on additional information received subsequent to the acquisition date. The adjustments to the estimated fair values of assets acquired and liabilities assumed resulted in an offsetting change to the amount of goodwill recorded from the transaction of $10.0 million.

The allocation of the purchase price is preliminary and subject to change based on the finalization of the third-party appraisals, valuation of property, plant and equipment and obtaining information currently not available to us, primarily related to the tax basis of assets acquired. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with this acquisition was primarily attributable to the Broadview workforce and expected synergies. As a result of past acquisitions completed by Broadview, approximately $10.8 million of goodwill recorded in the merger is expected to be deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Mergers, Continued:

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Broadview.

(Millions)	Initial Allocation	Adjustments	Preliminary Allocation
Fair value of assets acquired:
Accounts receivable	$19.7	$(2.3)	$17.4
Other current assets	7.7	(0.6)	7.1
Property, plant and equipment	37.1	—	37.1
Goodwill	111.3	10.0	121.3
Customer lists (a)	57.0	(12.0)	45.0
Trade names (b)	21.0	—	21.0
Developed technology (c)	10.0	—	10.0
Deferred income taxes	—	9.7	9.7
Other assets	0.6	2.0	2.6
Total assets acquired	264.4	6.8	271.2
Fair value of liabilities assumed:
Short-term debt obligations	160.2	—	160.2
Other current liabilities	40.2	6.7	46.9
Other liabilities	0.7	0.1	0.8
Total liabilities assumed	201.1	6.8	207.9
Cash paid, net of cash acquired	$63.3	$—	$63.3

(a)	Customer lists are amortized using the sum-of-years digits methodology over a weighted average life of 10 years.

(b)	Trade names are amortized on a straight-line basis over an estimated useful life of 1 and 10 years.

(c)	Internally developed technology is amortized on a straight-line basis over an estimated useful life of 5 years.

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

The results of Broadview’s operations are included in our consolidated results of operations beginning on July 28, 2017. For the year ended December 31, 2017, our consolidated results of operations include revenues and sales of $119.9 million and operating income of $6.0 million attributable to Broadview. We incurred $14.3 million of merger and integration expenses during year ended December 31, 2017 related to the completion of this acquisition (see Note 11). Pro forma financial information for Broadview has not been presented because the effects of this acquisition were not material to our consolidated results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Mergers, Continued:

EarthLink Holdings Corp.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016, whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). EarthLink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the Merger, we added approximately 700,000 customers and approximately 16,000 incremental route fiber miles, which expanded our national footprint to approximately 150,000 fiber route miles and enhanced our ability to offer customers expanded products, services and enhanced enterprise solutions. We also expect to achieve operating expense and capital expenditure synergies in integrating the acquired operations. Pursuant to the terms of the Merger Agreement, each share of EarthLink common stock was exchanged for .818 of Windstream Holdings common stock. No fractional shares were issued in the Merger, with a cash payment being made in lieu of fractional shares. Employee restricted stock units issued by EarthLink that were outstanding as of the merger date were exchanged for an equivalent number of Windstream Holdings restricted stock units based on the same exchange ratio of EarthLink common stock to Windstream Holdings common stock of .818 per share. The replacement restricted stock units remain subject to the vesting and other terms and conditions prescribed by the EarthLink equity plans that were assumed by us in the Merger. In the aggregate, Windstream Holdings issued 87.8 million shares of its common stock and 5.2 million of replacement equity awards. Windstream also assumed $435.3 million aggregate principal amount of EarthLink’s long-term debt, which we refinanced, as further discussed in Note 6. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes and is valued at approximately $1.1 billion.

We accounted for the Merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the Merger date. During 2017, we adjusted the purchase price allocation based on additional information received subsequent to the Merger date. We adjusted our preliminary purchase price allocation to reduce total merger consideration by $4.3 million to update the portion of the fair value of replacement equity awards attributable to future vesting requirements. We also adjusted the estimated fair value of certain acquired tangible and intangible assets, primarily consisting of an increase of $11.6 million in property, plant and equipment and a decrease of $7.0 million to customer lists, based on updates to the information about facts and circumstances that existed at the time of the Merger applicable to the third-party valuations of these assets. The impact of these changes on depreciation and amortization was not material to our consolidated results of operations. Based on additional information received and further analysis, we adjusted the purchase price allocation applicable to acquired net operating losses, resulting in a $125.7 million reduction in the valuation allowance associated with the net deferred tax assets acquired in the Merger. Our initial purchase price allocation had yielded a net deferred tax asset which had been fully offset by a valuation allowance. In addition, we recorded adjustments to the assumed asset retirement obligations and certain contingent liabilities and other reserves based on the receipt of additional information about facts and circumstances that existed at the time of the Merger. The revisions to the merger consideration and estimated fair values of assets acquired and liabilities assumed resulted in an offsetting decrease to goodwill of $128.4 million.

Goodwill associated with the Merger was primarily attributable to the EarthLink workforce and expected synergies. As a result of past acquisitions completed by EarthLink, approximately $54.8 million of goodwill recorded in the Merger is expected to be deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Mergers, Continued:

The following table summarizes the fair values of the assets acquired and liabilities assumed for EarthLink.

(Millions)	Preliminary Allocation	Adjustments	Final Allocation
Fair value of assets acquired:
Cash and other current assets	$37.7	$(3.5)	$34.2
Accounts receivable	75.3	(1.5)	73.8
Property, plant and equipment	344.0	11.6	355.6
Goodwill	476.7	(128.4)	348.3
Customer lists (a)	275.0	(7.0)	268.0
Trade name, developed technology and software (b)	31.0	—	31.0
Deferred income taxes	—	125.7	125.7
Other assets	0.3	0.9	1.2
Total assets acquired	1,240.0	(2.2)	1,237.8
Fair value of liabilities assumed:
Current liabilities	119.5	5.7	125.2
Long-term debt	449.1	—	449.1
Other liabilities	24.5	(3.6)	20.9
Total liabilities assumed	593.1	2.1	595.2
Common stock and replacement equity awards issued to EarthLink shareholders (c)	$646.9	$(4.3)	$642.6

(a)	Customer lists are amortized using the sum-of-years digit methodology over a weighted average life of 5.5 years.

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

The fair values of the assets acquired and liabilities assumed were determined with the assistance of a third-party valuation firm using income, cost, and market approaches. The customer lists were valued based on the present value of future cash flows and the trade name was valued using the relief-from-royalty method, both of which are income approaches. Significant assumptions utilized in the income approach were based on our specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for valuing internally developed technology and software and property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of the EarthLink credit facility was based on its redemption cost, while the remaining bonds were valued based on quoted market prices. Equity consideration was based on the opening price of our common stock on February 27, 2017. Consideration related to replacement restricted stock units was calculated based on the opening price of our common stock on February 27, 2017, net of the portion of the fair value attributable to future vesting requirements. The amount allocated to unearned compensation cost for awards subject to future service requirements was calculated based on the fair value of such awards at the acquisition date and will be recognized as compensation cost over the remaining future service period.

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the year ended December 31, 2017, our consolidated results of operations include revenues and sales of $751.1 million and operating loss of $(61.0) million attributable to EarthLink. We incurred $104.1 million of merger and integration expenses during the year ended December 31, 2017 related to the completion of the Merger (see Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Completion of Mergers, Continued:

The following unaudited pro forma consolidated results of operations of Windstream for the years ended December 31, 2017 and 2016 assume that the Merger occurred as of January 1, 2016:

	Year Ended December 31,
(Millions)	2017	2016
Revenues and sales	$6,002.4	$6,369.3
Operating (loss) income	$(1,562.1)	$453.7
Net loss	$(2,098.3)	$(431.3)
Loss per share	($11.45)	($2.41)

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

Our market capitalization and fair value of Windstream Services’ long-term debt have been depressed commencing in the third quarter of 2017 and continuing through year-end. Valuation of our equity and long-term debt have been adversely impacted by market reaction to the elimination of our quarterly common stock dividend announced in the third quarter of 2017; an alleged default under our debt covenants by a hedge fund, as further discussed in Note 6; and the overall decline in equity prices of other companies operating in our market sector. We considered the declines in the valuation of our equity and long-term debt during the third quarter and concluded that an impairment trigger had not occurred because, among other qualitative factors, our operating results were substantially in-line with our internal 2017 forecast and analyst expectations, as well as the belief, at that time, the declines in our market capitalization and fair value of our long-term debt was temporary.

We operate in a highly-competitive environment and have experienced declining service revenues and customer losses due to recent 2017 developments including cable expansion and increased broadband speeds available from cable companies and other service providers. As a result, we expect increased competition for customers in our primary operating markets from new and existing market participants, which may limit our ability to fully monetize our previously expected future growth from our 2016 and 2017 capital investments in high-speed service offerings and extensive fiber-optic network.

We assessed these factors as part of our annual strategic financial planning process, which is conducted in the fourth quarter of each year, and as a result, we significantly revised our long-range financial forecast during the fourth quarter of 2017. Changes to our long range forecast for future periods included: (1) increasing our forecasted revenue and profitability levels in our Enterprise business reflecting a fourth quarter change in our long-term strategy to differentiate ourselves in a rapidly evolving marketplace by leveraging our cloud-based unified communications products and platforms combined with a continued focus on decreasing interconnection expense; (2) lowering our forecasted revenue and profitability levels for our ILEC consumer and small business operations due to the recent and expected on-going effects of competition, lower than expected returns on our recent capital investments, less than expected opportunities to upsell higher speeds to existing customers, and the impacts of implementing a new customer acquisition strategy in the fourth quarter of 2017 of offering new low introductory pricing designed to attract new customers; and (3) reducing our forecasted revenue and profitability levels for our wholesale business due to greater than expected

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

pricing pressures on our legacy service offerings, as well as lower incremental returns on future capital expenditures needed to support the business. As described in Notes 2 and 15, during the fourth quarter of 2017, we implemented a new business unit organizational structure resulting in a change in our reportable operating segments and reporting units. Except for the allocation of all revenues, sales and related expenses that were previously not assigned to the segments (these amounts were historically assigned to each reporting unit for the purposes of determining each reporting unit’s fair value in conjunction with the goodwill impairment test), and the inclusion of the Small Business portion of the former Consumer and Small Business CLEC reporting unit into the Enterprise reporting unit, the reorganization did not significantly change the composition of our Consumer & Small Business, Enterprise and Wholesale reporting units with respect to customers, products and service offerings and methods of service delivery. Accordingly, we did not change the amount of goodwill allocated to the reporting units from December 31, 2016. We did incrementally add to the Enterprise, Wholesale and Consumer and Small Business CLEC reporting units the goodwill attributable to the EarthLink and Broadview acquisitions. As a result of combining the Small Business CLEC portion of the former Consumer and Small Business CLEC segment into Enterprise and separating Consumer CLEC into its own segment, we allocated the goodwill of the former Consumer and Small Business CLEC reporting unit on a relative fair value basis between the Enterprise and Consumer CLEC reporting units. We also confirmed, immediately before the reorganization and reallocation of goodwill, that an impairment did not exist in the Consumer and Small Business CLEC and Enterprise reporting units. We performed a quantitative goodwill impairment test as of our annual measurement date of November 1, 2017.

We utilized a one-step quantitative approach that compared the fair value to the carrying value of each of our four reporting units, consisting of Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC. We estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations.

The results of the goodwill impairment test indicated that the carrying values of our Consumer & Small Business and Wholesale reporting units exceeded their fair values. Accordingly, we recorded an impairment of goodwill in our Consumer & Small Business reporting unit of $1,417.8 million and an impairment of goodwill in our Wholesale reporting unit of $423.0 million representing the excess of the carrying value from each reporting unit’s fair value. The fair values of the Enterprise and Consumer CLEC significantly exceeded their respective carrying values and were not at risk of impairment.

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2016 and 2015	$4,213.6
Acquisitions completed during the period:
Broadview	121.3
EarthLink	348.3
Goodwill impairment	(1,840.8)
Balance at December 31, 2017	$2,842.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer and Small Business CLEC (a)	Consumer CLEC	Total
Balance at December 31, 2016 and 2015	$2,321.2	$598.0	$1,176.4	$118.0	$—	$4,213.6
Acquisitions completed during the period:
Broadview	—	10.7	—	110.6	—	121.3
EarthLink	—	116.1	120.7	111.5	—	348.3
Reallocation adjustment (b)	—	237.0	—	(340.1)	103.1	—
Goodwill impairment	(1,417.8)	—	(423.0)	—	—	(1,840.8)
Balance at December 31, 2017	$903.4	$961.8	$874.1	$—	$103.1	$2,842.4

(a)	Prior to the acquisition of EarthLink, this segment was called Small Business CLEC.

(b)	Represents adjustment to reallocate goodwill of the former Consumer and Small Business CLEC reporting unit to the Enterprise and Consumer CLEC reporting units, using a relative fair value basis.

Intangible assets were as follows at December 31:

	2017			2016
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(371.8)	$913.3	$1,285.1	$(328.9)	$956.2
Customer lists	2,104.6	(1,626.6)	478.0	1,791.7	(1,442.4)	349.3
Cable franchise rights	17.3	(9.1)	8.2	17.3	(8.0)	9.3
Trade names	29.0	(2.2)	26.8	—	—	—
Developed technology and software	33.0	(7.1)	25.9	—	—	—
Patents	10.6	(8.4)	2.2	10.6	(4.9)	5.7
Balance	$3,479.6	$(2,025.2)	$1,454.4	$3,104.7	$(1,784.2)	$1,320.5

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2017:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1 - 10 years
Developed technology and software	straight-line	3 - 5 years
Patents	straight-line	3 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Amortization expense for intangible assets subject to amortization was $241.0 million, $185.2 million and $220.2 million in 2017, 2016 and 2015, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2018	$222.9
2019	179.3
2020	138.6
2021	103.5
2022	72.2
Thereafter	737.9
Total	$1,454.4

5. Spin-off of Certain Network and Real Estate Assets:

Description of Spin-off Transaction - On April 24, 2015, we completed the spin-off of certain telecommunications network assets and substantially all of our consumer CLEC business to Uniti, a real estate investment trust (“REIT”). The telecommunications network assets transferred to Uniti consisted of copper cable and fiber optic cable lines, telephone poles, underground conduits, concrete pads, attachment hardware (e.g., bolts and lashings), pedestals, guy wires, anchors, signal repeaters, and central office land and buildings, with a net book value of approximately $2.5 billion at the time of spin-off. We requested and received a private letter ruling from the Internal Revenue Service on the qualification of the spin-off as a tax-free transaction and the designation of the telecommunications network assets as real estate. As further discussed in Note 6, following the spin-off, Windstream entered into an agreement to lease back the telecommunications network assets from Uniti.

Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the telecommunications network assets and the consumer CLEC business to Uniti, a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of Uniti common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by Uniti to Windstream of approximately $2.5 billion of Uniti debt securities. After giving effect to the interest in Uniti retained by Windstream, each Windstream Holdings shareholder received one share of Uniti for every five shares of Windstream Holdings common stock in the form of a tax-free dividend. No fractional shares were distributed in connection with the spin-off, with a cash payment being made in lieu of any fractional shares.

In connection with the spin-off transaction, Windstream entered into an exchange agreement two investment banks and Uniti. Pursuant to the terms of the exchange agreement, Windstream agreed to transfer the Uniti debt securities and cash to the investment banks, in exchange for the transfer by the investment banks to Windstream of certain debt securities of Windstream Services consisting of $1.7 billion aggregate principal amount of term loans outstanding under Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit held by the investment banks. On April 24, 2015, following the completion of the spin-off transaction, Windstream and the investment banks completed the exchange of debt securities pursuant to the terms of the exchange agreement. Windstream incurred approximately $35.4 million of costs in completing the debt-for-debt exchange. In conjunction with the retirement of debt, Windstream Services terminated seven of its ten interest rate swaps designated as cash flow hedges of the variable cash flows paid on its senior secured credit facility. Windstream Services paid $22.7 million to terminate the interest rate swaps.

For employees and directors remaining with Windstream, restricted stock awarded pursuant to our equity incentive plans and held by employees and directors at the time of the distribution represented the right to receive shares of Windstream Holdings’ common stock. In addition, the holders of these restricted shares received restricted shares of Uniti common stock equivalent to the number of shares of Uniti common stock that was received with respect to each share of unrestricted Windstream Holdings’ common stock at the time of the distribution. The existing Windstream Holdings’ restricted stock and newly issued Uniti restricted stock remained subject to vesting and other terms and conditions as prescribed by our equity incentive plans. The number of Windstream Holdings’ shares underlying any outstanding stock options and the related per share exercise price were adjusted to maintain both the aggregate fair market value of stock underlying the stock options and the relationship between the per share exercise price and the related per share market value, pursuant to the terms of the applicable Windstream Holdings’ equity incentive plans and taking into account the change in the market value of Windstream Holdings’ common stock as a result of the distribution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Spin-off of Certain Network and Real Estate Assets, Continued:

Transactions Involving Retained Investment in Uniti Common Stock - Excluding restricted shares held by Windstream employees and directors, Windstream Services retained a passive ownership interest in approximately 19.6 percent of the common stock of Uniti as of the spin-off date. The retained Uniti shares were classified as available-for-sale and recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income. No deferred income taxes were recorded with respect to the unrealized gains and losses due to the tax-free qualification of the spin-off. During the first quarter of 2016, we recorded an other-than-temporary impairment loss of $181.9 million for the difference between the fair value of the Uniti common stock as of March 31, 2016 and our cost basis, which had been based on the market value of the shares on the date of spin-off. We recorded the other-than-temporarily impairment due to the duration in which the Uniti shares had traded at a market price below our initial cost basis. Following the recognition of the other-than-temporary impairment loss, the cost basis of the Uniti shares was adjusted to equal the March 31, 2016 market value of $653.8 million. Subsequent changes in the market value of the Uniti shares were recorded in accumulated other comprehensive income. In June 2016, Windstream Services disposed of all of its shares of Uniti common stock through the completion of two debt-for-equity exchanges, pursuant to which Windstream Services transferred the Uniti shares to its bank creditors in exchange for the retirement of $672.0 million of borrowings outstanding under its revolving line of credit and to satisfy transaction-related expenses. Net of expenses, Windstream Services recognized a net gain on disposal of $15.2 million in 2016. Unrealized gains related to the Uniti common stock at the time of consummating the debt-for-equity exchanges were reclassified from accumulated other comprehensive income and included in the determination of the net gain on disposal.

6. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at December 31:

(Millions)	2017	2016
Issued by Windstream Services:
Senior secured credit facility, Tranche B5 – variable rates, due August 8, 2019	$—	$572.3
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,192.6	894.8
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	574.2	—
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	775.0	475.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020	492.9	700.0
2021 Notes – 7.750%, due October 1, 2021	88.9	809.3
2022 Notes – 7.500%, due June 1, 2022	41.6	441.2
2023 Notes – 7.500%, due April 1, 2023	120.4	343.5
2023 Notes – 6.375%, due August 1, 2023	1,147.6	585.7
2024 Notes – 8.750%, due December 15, 2024	834.3	—
2025 Notes – 8.625%, due October 31, 2025	600.0	—
Issued by subsidiaries of the Company:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Net (discount) premium on long-term debt (c)	(61.6)	(7.2)
Unamortized debt issuance costs (c)	(62.0)	(51.0)
	5,843.9	4,863.6
Less current maturities	(169.3)	(14.9)
Total long-term debt	$5,674.6	$4,848.7
Weighted average interest rate	6.6%	7.0%
Weighted maturity	5.1 years	4.7 years

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

Senior Secured Credit Facility – The amended credit facility provides that Windstream Services may seek to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services may request extensions of the maturity date under any of its existing revolving or term loan facilities. On February 17, 2017, Windstream Services issued an aggregate principal amount of $580.0 million in borrowings under Tranche B7 of its senior secured credit facility, the proceeds of which were used to pay down amounts outstanding under Tranche B5, including accrued interest, and to pay related fees and expenses. The incremental Tranche B7 term loan matures on February 17, 2024 and was issued at a price of 99.5 percent of the principal amount of the loan.

Interest rates applicable to the Tranche B7 term loan are, at Windstream Services’ option, equal to either a base rate plus a margin of 2.25 percent per annum or LIBOR plus a margin of 3.25 percent per annum. LIBOR for the Tranche B7 term loan shall at no time be less than 0.75 percent. The Tranche B7 term loan is subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable at maturity. At the time of repayment, unamortized debt issuance and discount related to Tranche B5 totaled $6.3 million, of which $1.2 million were included in the loss on debt extinguishment, while the remaining $5.1 million continue to be deferred and amortized to interest expense over the remaining life of Tranche B7 in accordance with debt modification accounting. On the date of closing of the merger with EarthLink, Windstream Services amended its existing senior secured credit agreement to provide for the issuance of an aggregate principal amount of $450.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink’s outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. The incremental loans were issued at a price of 99.0 percent of the principal amount of the loan. The incremental loans are repayable at any time. During the fourth quarter of 2017, Windstream Services repaid $139.0 million of amounts outstanding under Tranche B6 using proceeds from the issuance of new debt, as further discussed below. At the time of repayment, unamortized debt issuance and discount related to this portion of Tranche B6 totaling $2.9 million were included in the loss on debt extinguishment.

During 2016, Windstream Services repriced at par $597.0 million of borrowings outstanding under Tranche B6 and issued at par an incremental $300.0 million of borrowings under Tranche B6. In connection with the repricing, Windstream Services incurred $6.7 million in arrangement, legal and other fees. Based on an analysis of participating creditors, Windstream Services concluded that a portion of the repricing transaction should be accounted for as a new debt issuance, a portion as a debt modification, and the remainder as a debt extinguishment. As a result, $0.6 million of the arrangement, legal and other fees were recorded as debt issuance costs, with the remaining $6.1 million charged to interest expense in accordance with debt modification accounting. At the time of the repricing transaction, unamortized debt issuance and discount related to the original issuance of Tranche B6 term loan totaled $24.4 million, of which $3.1 million were included in the loss on debt extinguishment recognized in 2016, while the remaining $21.3 million continue to be deferred and amortized to interest expense over the remaining life of the term loan in accordance with debt modification accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

During 2016, Windstream Services executed incremental amendments to its existing senior secured credit facility to provide for the issuance of an aggregate principal amount $600.0 million term loan under Tranche B6 due March 29, 2021, the proceeds of which were used to repurchase $441.1 million of outstanding 7.875 percent notes due November 1, 2017 (the “2017 Notes”) pursuant to a tender offer and to repay other debt obligations of Windstream Services along with related fees and expenses. The Tranche B6 term loan was issued at a discount of $15.0 million. Debt issuance costs associated with the Tranche B6 borrowings were $11.7 million, which were capitalized and are being amortized over the life of the term loan. Interest on all incremental loans under Tranche B6 accrue at LIBOR plus a margin of 4.00 percent per annum, with LIBOR subject to a 0.75 percent floor. The incremental loans are subject to quarterly amortization in an aggregate amount of approximately 0.25 percent of the initial principal amount of the loans, with the remaining balance payable on March 29, 2021.

Revolving line of credit – Under the amended senior secured credit facility, Windstream Services may obtain revolving loans and may issue up to $30.0 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit may not exceed $1,250.0 million. Borrowings under the revolving line of credit may be used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services will pay a commitment fee on the unused portion of the commitments under the revolving credit facility that will range from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility are not subject to interim amortization and such loans are not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit are, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries.

During 2017, Windstream Services borrowed $1,196.0 million under the revolving line of credit in its senior secured credit facility and through the issuance of new debt and repayments retired $896.0 million of these borrowings. Borrowings under the revolving line of credit included $160.0 million to repay amounts outstanding under Broadview’s revolving credit facility and to redeem Broadview’s 2017 Notes. Considering letters of credit of $23.2 million, the amount available for borrowing under the revolving line of credit was $451.8 million at December 31, 2017.

During 2016, Windstream Services borrowed $2,791.0 million under the revolving line of credit and through the completion of a debt-for-debt exchange and repayments retired $2,616.0 million of these borrowings in 2016.

The variable interest rate on the revolving line of credit ranged from 2.65 percent to 5.50 percent, and the weighted average rate on amounts outstanding was 3.16 percent during 2017, as compared to variable interest rates during 2016 which ranged from 2.25 percent to 4.50 percent with a weighted average rate on amounts outstanding of 2.55 percent.

New Debt Issuances and Debt Exchanges Completed in 2017

On November 8, 2017, Windstream Services completed a private placement offering of $400.0 million in aggregate principal amount of 8.625 percent senior first lien notes due October 31, 2025 (“2025 Notes”). The notes were issued at a price of 99.0 percent to yield 8.802 percent. The notes were co-issued by Windstream Finance Corp. (“Windstream Finance”), a direct wholly-owned subsidiary of Windstream Services, and are guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The notes and the guarantees are secured by a first priority lien on Windstream Services’ and the guarantors’ assets that secure the obligations under the senior secured credit facility. Windstream Services used the net proceeds of the offering to repay approximately $250.0 million of borrowings under its revolving line of credit and to repay$139.0 million of amounts outstanding under its Tranche B6 term loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

In November 2017, Windstream Services completed exchange offers for its 7.750 percent senior unsecured notes due October 15, 2020 (“2020 Notes”), 7.750 percent senior unsecured notes due October 1, 2021 (“2021 Notes”), 7.500 percent senior unsecured notes due June 1, 2022 (“2022 Notes”), and 7.500 percent senior unsecured notes due April 1, 2023 (“April 2023 Notes”) as follows:

•
accepted for exchange $167.5 million aggregate principal amount of 2022 Notes and $223.1 million aggregate principal amount of April 2023 Notes in exchange for $420.6 million aggregate principal amount of new 6.375 percent senior notes due August 1, 2023 (“August 2023 Notes”).

•
accepted for exchange $181.2 million aggregate principal amount of 2021 Notes in exchange for $141.3 million aggregate principal amount of new August 2023 Notes and approximately $50.0 million principal amount of 2025 Notes.

•	accepted for exchange $158.0 million aggregate principal amount of 2020 Notes in exchange for approximately $150.0 million of aggregate principal amount of 2025 Notes.

In completing these exchange offers, Windstream Services issued $561.9 million aggregate principal amount of new August 2023 Notes and issued $200.0 million aggregate principal amount of 2025 Notes.

Pursuant to exchanges offers for its 2021 and 2022 Notes, in December 2017, Windstream Services issued $834.3 million in aggregate principal amount of 8.750 percent senior notes due December 15, 2024 (“2024 Notes”) for exchange of $539.2 million aggregate principal amount of 2021 Notes and $232.1 million aggregate principal amount of 2022 Notes. The 2024 notes were issued at par and were co-issued by Windstream Finance and are guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The 2024 Notes require a one-time mandatory redemption payment of $150.0 million payable on February 26, 2018. Additionally, as part of the 2024 Notes, Windstream Services agreed to certain provisions that prohibits its ability to issue restricted payments to its parent company, Windstream Holdings, if Windstream Services’ consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making rent payments under the master lease with Uniti and to pay certain administrative expenses. The provisions indirectly impacts, and could limit, Windstream Holdings’ future issuance of dividends to holders of its common stock and its engagement in stock repurchase programs.

In completing the exchange transactions, Windstream Services incurred $27.7 million in fees, consisting of $6.0 million in consent fees payable to lenders and $21.7 million in arrangement, legal and other third-party fees, and the lenders received a net exchange premium of $95.1 million in the form of additional future principal payments. Based on an analysis of participating creditors, Windstream Services concluded that a portion of the exchanges should be accounted for as a debt modification and the remainder as a debt extinguishment. For the portion of the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net loss of $55.5 million, consisting of the write-off of a portion of the net exchange premium and consent fees and unamortized premium and debt issuance costs related to the original notes. The remaining $45.2 million of net exchange premium and $4.0 million of consent fees were capitalized and deferred over the terms of the new notes in accordance with debt modification accounting. The $21.7 million in arrangement, legal and other third-party fees were allocated on a lender-by-lender basis to creditors resulting in $13.8 million of fees expensed as additional interest expense under debt modification accounting, while the remaining $7.9 million of fees were capitalized and amortized over the terms of the new notes in accordance with the extinguishment method of accounting.

Debentures and Notes Repaid in 2017

During 2017, under a debt repurchase program authorized by Windstream Services’ board of directors, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 2020 Notes at a repurchase price of $45.3 million, including accrued and unpaid interest. At the time of repurchase, there was $0.3 million in unamortized net premium and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit and were accounted for under the extinguishment method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

Debentures and Notes Repaid in 2016

During 2016, Windstream Services repurchased $441.1 million aggregate principal amount of its 2017 Notes for total consideration of $477.5 million, plus accrued interest, pursuant to a cash tender offer. Under the tender offer, Windstream Services paid total consideration of $1,082.50 per $1,000 principal amount of the 2017 Notes, which included a $30 early tender payment, plus accrued and unpaid interest. Windstream Services also repurchased $93.5 million aggregate principal amount of the 2017 Notes at a repurchase price of $99.5 million, including accrued and unpaid interest, under a debt repurchase program authorized by Windstream Services’ board of directors. In September 2016, Windstream Services redeemed the remaining $369.5 million aggregate principal amount outstanding of the 2017 Notes at a redemption price of $396.4 million, which included a premium payable to creditors of $26.9 million. At the time of the repurchases and redemption, there was $8.4 million in unamortized net discount and debt issuance costs related to these notes. Proceeds from the issuance of the Tranche B6 term loan and available borrowings under the amended revolving line of credit were used to fund the redemption and repurchases of the 2017 Notes, which were accounted for as debt extinguishments.

Pursuant to the debt repurchase program discussed above, during 2016, Windstream Services repurchased in the open market $466.8 million aggregate principal amount of its senior unsecured notes consisting of $111.1 million aggregate principal amount of 2021 Notes, $44.8 million aggregate principal amount of 2022 Notes, and $196.6 million aggregate principal amount of April 2023 Notes and $114.3 million aggregate principal amount of August 2023 Notes. At the time of repurchase, there was $5.3 million in unamortized net discount and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit and were accounted for under the extinguishment method of accounting.

Debentures and Notes Repaid in 2015

During 2015, Windstream Services repurchased in the open market $299.5 million aggregate principal amount of its senior unsecured notes consisting of $195.9 million aggregate principal amount of 2017 Notes, $29.6 million aggregate principal amount of 2021 Notes, $14.1 million aggregate principal amount of 2022 Notes, and $59.9 million aggregate principal amount of April 2023 Notes. At the time of repurchase, there was $3.8 million in unamortized net discount and debt issuance costs related to the repurchased notes. The repurchases were funded utilizing available borrowings under the amended revolving line of credit. Windstream Services redeemed all of its $400.0 million aggregate principal amount of 8.125 percent senior unsecured notes due September 1, 2018 (the “2018 Notes”), at a redemption price payable in cash equal to $1,040.63 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $1.4 million and $4.0 million in unamortized discount and debt issuance costs, respectively, related to the 2018 Notes. PAETEC Holding, LLC (“PAETEC”), a direct, wholly owned subsidiary of Windstream Services, redeemed all $450.0 million of the outstanding aggregate principal amount of 9.875 percent notes due 2018 (the “PAETEC 2018 Notes”), at a redemption price payable in cash equal to $1,049.38 per $1,000 principal amount of the notes, plus accrued and unpaid interest. At the time of redemption, there was $16.9 million in unamortized premium related to the PAETEC 2018 Notes. Windstream used a portion of the $1.035 billion cash payment received from Uniti in the spin-off of certain telecommunication network assets to redeem the 2018 Notes and the PAETEC 2018 Notes. The repurchases and redemptions were accounted for under the extinguishment method of accounting.

In conjunction with the REIT spin-off, Windstream completed a debt-for-debt exchange retiring $1.7 billion aggregate principal amount of borrowings outstanding under Tranches A3, A4 and B4 of Windstream Services’ senior credit facility and $752.2 million aggregate principal amount of borrowings outstanding under the revolving line of credit. Following the completion of the debt-for-debt exchange, Windstream Services repaid the remaining $241.8 million aggregate principal amount of borrowings under Tranche B4 and repaid all $1.9 million of the outstanding aggregate principal amount of unsecured notes issued by a subsidiary, Cinergy Communications Company, utilizing available borrowings under the amended revolving line of credit. The debt-for-debt exchange and repayments were accounted for under the extinguishment method of accounting and as a result, Windstream Services recognized a loss due to the extinguishment of the aforementioned debt obligations of $15.9 million in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

Net Loss on Early Extinguishment of Debt

The net loss on early extinguishment of debt was comprised of the following:

(Millions)	(Premium) discount on early redemption	Third-party fees for early redemption	Unamortized (discount) premium on original issuance, net	Unamortized debt issuance costs on original issuance	Net (loss) gain on early extinguishment of debt
Year ended December 31, 2017:
Senior secured credit facility	$—	$—	$(1.8)	$(2.3)	$(4.1)
Broadview 2017 Notes	—	—	0.2	—	0.2
EarthLink 2019 and 2020 Notes	(18.3)	—	16.3	—	(2.0)
Partial repurchases of 2020 Notes	5.3	—	0.1	(0.4)	5.0
Exchanges of 2020, 2021, 2022, and April 2023 Notes	(49.9)	(2.0)	2.2	(5.8)	(55.5)
Total	$(62.9)	$(2.0)	$17.0	$(8.5)	$(56.4)
Year ended December 31, 2016:
Senior secured credit facility	$—	$—	$(1.7)	$(1.4)	$(3.1)
2017 Notes	(67.5)	(2.4)	(3.0)	(5.4)	(78.3)
Partial repurchase of 2021, 2022 and 2023 Notes	68.7	—	0.9	(6.2)	63.4
Total	$1.2	$(2.4)	$(3.8)	$(13.0)	$(18.0)
Year ended December 31, 2015:
Senior secured credit facility	$(6.6)	$(0.7)	$—	$(8.6)	$(15.9)
2018 Notes	(16.3)	—	(1.4)	(4.0)	(21.7)
2017 Notes	(8.6)	—	(0.9)	(1.8)	(11.3)
Partial repurchase of 2021, 2022 and 2023 Notes	19.4	—	0.3	(1.4)	18.3
PAETEC 2018 Notes	(22.2)	—	16.9	—	(5.3)
Cinergy Communications Company Notes	(0.5)	—	—	—	(0.5)
Total	$(34.8)	$(0.7)	$14.9	$(15.8)	$(36.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:
Maturities for long-term debt outstanding as of December 31, 2017, excluding $61.6 million of unamortized net discount and $62.0 million of unamortized debt issuance costs, were as follows for the years ended December 31:

Year	(Millions)
2018	$169.3
2019	19.3
2020	1,287.2
2021	1,246.9
2022	47.3
Thereafter	3,197.5
Total	$5,967.5

Windstream Services may call certain debentures and notes at various premiums on early redemption. These debentures and notes consist of the remaining aggregate principal amounts due related to the 2020, 2021, 2022, April 2023, August 2023, 2024 and 2025 Notes. In addition, Windstream Services may call debt issued by Windstream Holdings of the Midwest, Inc. at various premiums upon early redemption.

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, including restricted payments to Windstream Holdings by Windstream Services. As of December 31, 2017, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. As previously discussed, the 2024 Notes include certain provisions that prohibit Windstream Services’ ability to issue restricted payments to Windstream Holdings, if its consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making rent payments under the master lease with Uniti and to pay certain administrative expenses. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of December 31, 2017.

On September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (as amended and supplemented, the “2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti in April 2015 constituted a “sale and leaseback transaction” (as defined in the 2013 Indenture) which did not comply with the Sale and Leaseback covenant under the 2013 Indenture. The Original Notice further alleged that Windstream Services violated the restricted payment covenant under the 2013 Indenture by not delivering an officers’ certificate as required by the 2013 Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the 2013 Indenture.

As previously discussed, on November 6, 2017, Windstream Services completed the early settlement of certain previously announced offers to exchange certain of its existing senior notes for additional 6.375 percent 2023 Notes and received consents from holders representing a majority of the outstanding aggregate principal amount of the 6.375 percent 2023 Notes to certain waivers and amendments relating to the defaults alleged in the Original Notice (the “Exchange and Consent Transactions”). On November 6, 2017, Windstream Services, the co-issuer, the guarantors party thereto and the Trustee executed a supplemental indenture to the 2013 Indenture giving effect to such waivers and amendments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

On November 27, 2017, Windstream Services received a second purported notice of default dated November 27, 2017 (the “Second Notice”) from the noteholder which alleged that certain of the Exchange and Consent Transactions violated the terms of the Indenture. The noteholder withdrew the Second Notice on December 6, 2017, and the noteholder then issued Windstream Services a Notice of Acceleration, dated December 7, 2017. The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the note associated with the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period set forth in the 2013 Indenture. Windstream Services disputes that any amounts are due and owing. Windstream Services has denied all of the allegations made by the noteholder in the Original Notice, the Second Notice (now withdrawn) and the Notice of Acceleration, and asserted the allegations are without merit in litigation pending in federal district court in the Southern District of New York involving the Trustee, Windstream Services and the noteholder. In fact, Windstream Services maintains that claims asserted by the noteholder and the Trustee are mooted in light of the exchange and consent transactions discussed herein and that Windstream Services has been, and remains, in compliance with all of the covenants under the 2013 Indenture. However, there is no guarantee that Windstream Services will ultimately be successful in the litigation.

If an “Event of Default” is found to have occurred by the court, then such “Event of Default” could also constitute an “Event of Default” under the Windstream Services’ Credit Agreement. In addition, if an “Event of Default” is deemed to have occurred under the 2013 Indenture and Windstream Services’ obligations under the 2013 Indenture and the 6.375 percent 2023 Notes are accelerated, this could also constitute an “Event of Default” under the indentures governing the Windstream Services’ other senior notes.

During the fourth quarter of 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, April 2023 Notes and the existing 6.375 percent 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Windstream Services Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Windstream Services Notes. Windstream Services, the trustee under the indentures governing the Windstream Services Notes and the other parties to such indentures have executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation. The waivers and amendments are now effective and operative and, as such, are binding on all holders of the Windstream Services Notes. Consent delivered pursuant to the consent solicitations may not be revoked.

Long-term Lease Obligations

Leaseback of Telecommunications Network Assets – Following the spin-off transaction (see Note 5), on April 24, 2015, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. During December 2015, we requested and Uniti agreed to fund $43.1 million of capital expenditures. As a result, the annual lease payment increased at a rate of 8.125 percent of the funds received from Uniti, or from $650.0 million to $653.5 million. Uniti also has the right, but not the obligation, upon Windstream’s request, to fund additional capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years. Monthly rent paid by us to Uniti will increase in accordance with the master lease effective as of the date of the funding. If Uniti exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by Uniti during the first two years and at a floating rate based on Uniti’s cost of capital thereafter. Additionally, if Uniti agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each.

Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, we accounted for the transaction as a failed spin-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to Uniti continue to be reported in our consolidated balance sheet and all depreciable assets will be fully depreciated over the initial lease term of 15 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

At inception of the master lease, we recorded a long-term lease obligation of approximately $5.1 billion equal to the sum of the minimum future annual lease payments over the 15-year lease term discounted to the present value based on Windstream Services’ incremental borrowing rate. Funding received from Uniti in December 2015 for capital expenditures was recorded as an increase to the long-term lease obligation. The effective interest rate on the long-term lease obligation is approximately 10.1 percent. As annual lease payments are made, a portion of the payment will decrease the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method.

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

Leaseback of Real Estate Contributed to Pension Plan - During 2014, we contributed certain of our owned real property to the Windstream Pension Plan and then entered into agreements to leaseback the properties for continued use by our operating subsidiaries. The lease agreements include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.0 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary. Due to various forms of continuing involvement, including Windstream Services’ benefit from the future appreciation of the property, the transaction has been accounted for as a failed contribution-leaseback. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. We recorded a long-term lease obligation equal to the fair value of the properties at the date of contribution of $72.2 million. As a result of using the effective interest rate method, when lease payments are made to the Windstream Pension Plan, a portion of the payment is charged to interest expense and the remaining portion is recorded as an accretion to the long-term lease obligation.

A summary of the current and noncurrent portions of the long-term lease obligations was as follows:

	December 31, 2017			December 31, 2016
(Millions)	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets Subject to Leaseback:
Telecommunications network assets	$188.6	$4,570.3	$4,758.9	$168.7	$4,759.0	$4,927.7
Real estate contributed to pension plan	—	73.0	73.0	—	72.9	72.9
Total	$188.6	$4,643.3	$4,831.9	$168.7	$4,831.9	$5,000.6

Undiscounted future minimum payments during the initial terms of the leases were as follows for the years ended December 31:

(Millions)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan	Total
Year
2018	$655.7	$6.3	$662.0
2019	658.9	6.5	665.4
2020	662.2	6.7	668.9
2021	665.6	6.9	672.5
2022	668.9	7.1	676.0
Thereafter	4,995.4	62.3	5,057.7
Total	$8,306.7	$95.8	$8,402.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Long-term Debt and Lease Obligations, Continued:

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During 2017 and 2016, we acquired equipment under capital leases of $79.1 million and $50.8 million, respectively.

Future minimum lease payments under capital lease obligations were as follows for the years ended December 31:

Year	(Millions)
2018	$58.8
2019	35.1
2020	16.9
2021	2.5
2022	0.7
Thereafter	1.1
Total future payments	115.1
Less: Amounts representing interest	8.3
Present value of minimum lease payments	$106.8

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2017	2016	2015
Interest expense - long-term debt	$376.1	$350.9	$442.0
Interest expense - long-term lease obligations:
Telecommunications network assets	484.9	500.8	351.6
Real estate contributed to pension plan	6.2	5.8	6.7
Impact of interest rate swaps	10.1	11.0	20.5
Interest on capital leases and other	5.1	2.8	2.8
Less capitalized interest expense	(7.0)	(10.7)	(10.4)
Total interest expense	$875.4	$860.6	$813.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Derivatives:

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

As of December 31, 2017, Windstream Services was party to three pay fixed, receive variable interest rate swap agreements to serve as cash flow hedges of the interest rate risk inherent in its senior secured credit facility. The swaps have a notional value of $675.0 million and mature on October 17, 2021. The average fixed interest rate paid is 2.984 percent and includes a component which serves to settle the liability existing on Windstream Services swaps at the time of the transaction. Windstream Services also was a party to an additional pay fixed, receive variable interest rate swap agreement with a bank counterparty with a notional value of $200.0 million, fixed interest rate paid of 1.1275 percent and a maturity date of October 17, 2021. The variable rate received on these four swaps is based on one-month LIBOR and resets on the seventeenth day of each month. On February 27, 2017, Windstream Services entered into two new pay fixed, receive variable interest rate swap agreements with bank counterparties with a total notional value of $500.0 million and maturing on October 17, 2021. The fixed rate paid on the new swaps is 1.8812 percent percent. Similar to Windstream Services’ other four swaps, the variable rate received on the new swaps is the one-month LIBOR and resets on the seventeenth day of each month. Windstream Services has designated each of its six swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate.

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

Set forth below is information related to our interest rate swap agreements:

(Millions, except for percentages)	2017	2016
Designated portion, measured at fair value
Other assets	$11.8	$6.3
Other current liabilities	$7.8	$13.4
Other non-current liabilities	$10.5	$21.9
Accumulated other comprehensive income	$33.7	$22.3
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(5.4)	$(10.7)
Weighted average fixed rate paid	0.82%	1.82%
Variable rate received	1.49%	0.74%

Derivatives are assessed for effectiveness each quarter and any ineffectiveness is recognized in other (expense) income, net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(0.1) million, $1.4 million and $(3.7) million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Derivatives, Continued:

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2017. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize losses of $0.8 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for those interest swap agreements at December 31, 2017. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the years ended December 31:

(Millions)	2017	2016	2015
Changes in fair value of effective portion, net of tax (a)	$7.0	$4.9	$(5.4)
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$3.3	$2.9	$7.1

(a)	Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $22.8 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At December 31, 2017, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Derivatives, Continued:

Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017:
Interest rate swaps	$11.8	$11.8	$(2.9)	$—	$8.9

December 31, 2016:
Interest rate swaps	$6.3	$6.3	$—	$—	$6.3

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2017:
Interest rate swaps	$18.3	$18.3	$(2.9)	$—	$15.4

December 31, 2016:
Interest rate swaps	$35.3	$35.3	$—	$—	$35.3

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
The highest priority is given to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority is given to unobservable inputs (level 3 measurement). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value assets and liabilities and their placement within the fair value hierarchy levels.
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2017 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2017 or 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Fair Value Measurements, Continued:

The fair values of interest rate swaps and long-term debt were determined using the following inputs at December 31:

(Millions)	2017	2016
Recorded at Fair Value in the Financial Statements:
Derivatives:
Interest rate swap assets - Level 2	$11.8	$6.3
Interest rate swap liabilities - Level 2	$18.3	$35.3
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,824.2	$4,884.4

(a)
Recognized at carrying value of $5,905.9 million and $4,914.6 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2017 and 2016, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2017 and 2016, the fair values of the interest rate swaps were reduced by $4.8 million and $1.7 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no other transfers within the fair value hierarchy during the year ended December 31, 2017.

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

The components of pension benefit expense (including provision for executive retirement agreements) and postretirement benefits expense (income) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2017	2016	2015	2017	2016	2015
Benefits earned during the year	$8.1	$8.7	$9.5	$—	$—	$—
Interest cost on benefit obligation	46.3	53.2	53.2	1.1	1.3	1.3
Net actuarial loss	10.5	60.7	8.7	—	—	—
Amortization of net actuarial loss	—	—	—	0.1	0.2	1.0
Amortization of prior service credit	(0.4)	(0.3)	(0.1)	(0.3)	(0.8)	(3.8)
Plan curtailments and settlements	—	0.1	—	—	(5.5)	(18.0)
Expected return on plan assets	(54.4)	(63.3)	(70.1)	—	—	—
Net periodic benefit expense (income)	$10.1	$59.1	$1.2	$0.9	$(4.8)	$(19.5)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$799.4	$966.6	$0.4	$0.4
Actual return on plan assets	97.3	46.5	—	—
Employer contributions (a)	30.1	2.2	3.0	2.5
Participant contributions	—	—	3.0	3.6
Benefits paid (b)	(85.9)	(68.7)	(6.0)	(6.1)
Settlements	0.5	(147.2)	—	—
Fair value of plan assets at end of year	$841.4	$799.4	$0.4	$0.4
Projected benefit obligation at beginning of year	$1,145.4	$1,255.5	$28.0	$29.0
Interest cost on projected benefit obligations	46.3	53.2	1.1	1.3
Service costs	8.1	8.7	—	—
Participant contributions	—	—	3.0	3.6
Plan amendments	(9.1)	—	—	—
Actuarial loss	53.1	43.8	1.3	0.2
Benefits paid (b)	(85.9)	(68.7)	(6.0)	(6.1)
Settlements	—	(147.1)	—	—
Projected benefit obligation at end of year	$1,157.9	$1,145.4	$27.4	$28.0
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(20.1)	$(27.9)	$(1.9)	$(1.9)
Noncurrent liabilities	(296.4)	(318.1)	(25.1)	(25.7)
Funded status recognized in the consolidated balance sheets	$(316.5)	$(346.0)	$(27.0)	$(27.6)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$—	$—	$(5.9)	$(4.7)
Prior service credits	10.2	1.5	1.2	1.5
Net amount recognized in accumulated other comprehensive income	$10.2	$1.5	$(4.7)	$(3.2)

(a)
During 2017, we made contributions totaling $29.0 million to the qualified pension plan to satisfy our 2017 and remaining 2016 funding requirements using proceeds from the ATM Program and available cash on hand. We also contributed $3.0 million to the postretirement plan excluding amounts that were funded by participant contributions to the plan.

(b)
Pension benefits paid from Windstream’s assets totaled $1.1 million and $0.9 million in 2017 and 2016, respectively. All postretirement benefits in both years were paid from Windstream’s assets in both years.

Estimated amounts to be amortized from accumulated other comprehensive income into net periodic benefit expense (income) in 2017, including executive retirement agreements, are as follows:

(Millions)	Pension Benefits	Postretirement Benefits
Net actuarial loss	$—	$0.3
Prior service credits	$(4.7)	$(0.3)

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,141.7 million, $1,105.5 million and $1,236.9 million at December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits expense (income) were as follows for the years ended December 31:

	Pension Benefits (a)			Postretirement Benefits
(Millions)	2017	2016	2015	2017	2016	2015
Discount rate	4.19%	4.40%	4.14%	4.26%	4.67%	4.21%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	2.00%	—%	—%	—%

(a)
As a result of the remeasurement of our pension benefit obligation due to the purchase of annuities as previously discussed, key assumptions including the discount rate were updated as of the remeasurement date.

Actuarial assumptions used to calculate the projected benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Discount rate	3.68%	4.19%	3.74%	4.26%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—%	—%

In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 28.0 percent to equities, 55.0 percent to fixed income securities, and 17.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2017	2016
Healthcare cost trend rate assumed for next year	6.50%	6.75%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2024	2024

For the year ended December 31, 2017, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit cost by approximately $0.1 million, while a one percent decrease in the rate would reduce the postretirement benefit cost by approximately $0.1 million. As of December 31, 2017, a one percent increase in the assumed healthcare cost trend rate would increase the postretirement benefit obligation by approximately $2.3 million, while a one percent decrease in the rate would reduce the postretirement benefit obligation by approximately $1.9 million.

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2018	2017	2016
Equity securities	22.4% - 32.4%	28.9%	27.8%
Fixed income securities	42% - 67%	53.3%	54.3%
Alternative investments	11.6% - 21.6%	15.7%	16.5%
Money market and other short-term interest bearing securities	0.0% - 6.5%	2.1%	1.4%
		100.0%	100.0%

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

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2017:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund (a)	$56.0	$—	$56.0	$—
Common collective trust funds (b)	202.0	—	202.0	—
Government and agency securities (c)	250.7	—	250.7	—
Corporate bonds and asset backed securities (c)	27.3	—	27.3	—
Common and preferred stocks - domestic (c)	35.0	35.0	—	—
Common and preferred stocks - international (c)	26.5	26.5	—	—
Mutual fund (c)	51.7	51.7	—	—
Real estate LLCs (d)	72.7	—	—	72.7
Derivative financial instruments (e)	6.4	—	6.4	—
Other investments (f)	1.3	0.5	—	0.8
Investments included in fair value hierarchy	729.6	$113.7	$542.4	$73.5
Other investments measured at NAV:
Pooled funds (g)	85.1
Real estate and private equity funds (h)	36.6
Total investments	851.3
Dividends and interest receivable	4.4
Pending trades and other liabilities	(14.3)
Total plan assets	$841.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

(g)
The pooled investment funds are valued based on the net asset value of the fund as determined by the fund manager on the last business day of the year, and is derived from the fair value of each underlying investment held by the pooled fund. These investments have not been classified within the fair value hierarchy.

(h)
The real estate fund is valued based on the net asset value of the fund on the last business day of the year. The net asset value is derived from the fair value of the underlying net assets of the fund. Private equity funds consist of investments in limited partnerships and are valued based on the pension plan's capital account balance at year end as reported in the audited financial statements of the partnership. These investments have not been classified within the fair value hierarchy.

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Domestic equities	Real estate LLCs	Guaranteed annuity contract	Total
Balance at December 31, 2015	$0.1	$76.6	$1.1	$77.8
Unrealized (loss) gains	(0.1)	1.8	0.1	1.8
Purchases and sales, net	—	—	(0.4)	(0.4)
Balance at December 31, 2016	—	78.4	0.8	79.2
Unrealized (loss) gains	—	(5.7)	0.1	(5.6)
Purchases and sales, net	—	—	(0.1)	(0.1)
Balance at December 31, 2017	$—	$72.7	$0.8	$73.5

Transfers between levels of the fair value hierarchy are recognized at the end of the reporting period. There were no transfers in or out of levels 1, 2, or 3 for the years ended December 31, 2017 and 2016.

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2017:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2018	$20.1	$1.9
Expected benefit payments:
2018	$77.9	$1.9
2019	78.9	1.6
2020	77.9	1.5
2021	76.3	1.4
2022	76.1	1.4
2023-2027	360.1	7.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

For 2018, the expected employer contribution for pension benefits consists of $19.2 million to the qualified pension plan to satisfy our remaining 2017 and our 2018 annual funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. We intend to fund these contributions using our common stock, cash or a combination thereof.

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expense of $22.9 million, $21.1 million and $19.3 million in 2017, 2016 and 2015, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2017 matching contribution expected to be made in Windstream stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. In March 2017, we contributed 3.1 million shares of our common stock with a fair value of $22.7 million, as determined by the plan trustee, and $0.6 million in cash to the plan for the 2016 annual matching contribution. During 2016, we contributed 3.2 million shares of our common stock with a value of $24.0 million to the plan for the 2015 annual matching contribution. During 2015, we contributed 2.7 million shares of our common stock to the plan for the 2014 annual matching contribution. At the time of these contributions, the shares had a value of approximately $21.6 million as determined by the plan trustee.

10. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of December 31, 2017, the Incentive Plan had remaining capacity of 3.7 million awards. As of December 31, 2017, we had additional remaining capacity of 6.6 million awards from a similar equity incentive plan assumed in the merger with EarthLink.

Restricted Stock and Restricted Stock Units - Our board of directors approves grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. These grants include the standard annual grants to these employee and director groups as a key component of their annual incentive compensation plan and one-time grants. Grants may include time-based and performance-based awards. Time-based awards granted to employees generally vest over a service period of two or three years. Performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of specified targets over a three-year period.

The 2017 restricted stock grants were approved by the board of directors in February 2017 and were comprised of both time-based and performance based restricted stock units. The three-year operating targets for the performance based restricted stock units were approved by the board of directors in May 2017. The 2016 three-year operating targets for the performance based restricted stock units were approved by the board of directors in February 2016. For performance-based restricted stock units granted in 2015 the operating targets for the third vesting period were approved by the board of directors in February 2017. For the 2017, 2016 and 2015 annual measurement periods, each of the operating targets were met by the end of their respective measurement periods. We calculate the fair value of the award based on Windstream Holdings’ closing price on the grant date determined in accordance with the applicable authoritative guidance. For accounting purposes, the grant date is deemed to be the date on which the performance measures are set, which may differ from the actual grant date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued, including the EarthLink replacement awards, were as follows for the years ended December 31:

(Number of shares in thousands)	2017	2016	2015
Service-based restricted stock and restricted units:
Vest variably over remaining service period, up to three-years	2,858.7	1,380.9	2,739.2
Vest ratably over a three-year service period	2,451.4	—	—
Vest variably over a three-year service period	—	—	62.6
Vest one year from date of grant, service based - granted to non-employee directors	207.2	198.0	73.7
Vest two years from date of grant, service based	—	53.2	6.9
Vest three years from date of grant, service based	33.8	53.6	381.1
Total granted	5,551.1	1,685.7	3,263.5
Grant date fair value (Dollars in millions)	$33.3	$9.9	$35.0
Performance restricted units:
Vest variably over remaining required service period, up to three years	2,370.9	—	—
Vest contingently at the end of the respective performance period	1,258.6	1,380.0	283.4
Total granted	3,629.5	1,380.0	283.4
Grant date fair value (Dollars in millions)	$26.1	$7.9	$2.9

Service-based restricted stock and restricted unit activity for the year ended December 31, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2016	3,283.8	$10.27
Replacement grants related to merger with EarthLink	2,858.7	$7.19
Granted	2,692.4	$4.72
Vested	(2,664.7)	$10.13
Forfeited	(1,056.1)	$7.43
Non-vested at December 31, 2017	5,114.1	$6.29

Performance restricted stock unit activity for the year ended December 31, 2017 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2016	1,206.3	$5.64
Replacement grants related to merger with EarthLink	2,370.9	$7.19
Granted	1,258.6	$7.22
Vested	(1,780.7)	$7.30
Forfeited	(451.6)	$6.17
Non-vested at December 31, 2017	2,603.5	$6.58

At December 31, 2017, unrecognized compensation expense for restricted stock and restricted stock units totaled $22.2 million and is expected to be recognized over the weighted average vesting period of 1.5 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. The total fair value of shares vested was $40.0 million, $22.9 million and $23.9 million during 2017, 2016 and 2015, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $32.5 million, $19.9 million and $25.0 million for 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Share-Based Compensation Plans, Continued:

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to certain management incentive compensation plans and the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream Holdings common stock. Except for 2015 payments made under the applicable management incentive compensation plans had been in the form of cash. A summary of share-based compensation expense was as follows for the years ended December 31:

(Millions)	2017	2016	2015
Restricted stock and restricted units and stock options	$32.5	$19.9	$25.0
Employee savings plan (See Note 9)	22.9	21.1	19.3
Management incentive compensation plans	—	0.6	11.0
Share-based compensation expense	$55.4	$41.6	$55.3

11. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to the mergers with EarthLink and Broadview. We also incurred legal fees in 2017 related to pending litigation related to the REIT spin-off. During 2015, we incurred investment banking fees, legal, accounting and other consulting fees related to the REIT spin-off and the sale of a portion of our data center business. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration. We completed this project in 2017. In connection with a prior acquisition, we incurred lease termination costs related to the exit from an office facility obtained in the acquisition. During 2016, we renegotiated the terms of the lease resulting in the elimination of any future rental payments due under the original lease agreement. As a result, we recorded a $2.0 million reduction in the liability associated with this lease.

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

During the second half of 2017, we completed a restructuring of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 725 employees. In addition to this initiative, we completed other reductions in our workforce during the first half of 2017 eliminating approximately 375 employees in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology work groups to more efficiently manage our operations. In completing these workforce reductions, we incurred in total severance and other employee benefit costs of $35.0 million. Restructuring charges for 2017 also include lease termination costs associated with vacated facilities and consulting fees.

During 2016 and 2015, restructuring charges primarily consisted of severance and other employee-related costs totaling $18.7 million and $15.6 million, respectively, related to the completion of several small workforce reductions. In 2015, we also incurred charges of $3.1 million related to a special shareholder meeting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2017	2016	2015
Merger, integration and other costs:
Information technology conversion costs	$3.0	$0.3	$7.5
Costs related to merger with EarthLink (a)	104.1	2.7	—
Costs related to merger with Broadview (b)	14.3	—	—
Costs related to REIT spin-off (See Note 5)	7.5	—	65.1
Costs related to sale of data center business	—	0.9	10.3
Network optimization and contract termination costs	8.5	11.9	5.9
Consulting and other costs	—	—	6.2
Reversal of lease termination costs	—	(2.0)	—
Total merger, integration and other costs	137.4	13.8	95.0
Restructuring charges	43.0	20.3	20.7
Total merger, integration and other costs and restructuring charges	$180.4	$34.1	$115.7

(a)
In 2017, these amounts include investment banking, legal and other consulting services of $24.0 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $39.0 million, share-based compensation expense of $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees, rebranding and marketing of $5.3 million and other miscellaneous expenses of $3.2 million, respectively. We also incurred contract and lease termination costs of $22.5 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

(b)
Includes investment banking, legal and other consulting fees of $4.5 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $4.7 million.We also incurred contract and lease termination costs of $3.7 million as a result of vacating certain facilities related to the acquired operations of Broadview.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges decreased net income $113.6 million, $21.0 million and $71.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at December 31:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2015	$2.5	$2.6	$—	$5.1
Expenses incurred in period	15.8	18.7	1.6	36.1
Reversal of accrued lease termination costs	(2.0)	—	—	(2.0)
Cash outlays during the period	(14.8)	(17.0)	(1.6)	(33.4)
Balance at December 31, 2016	1.5	4.3	—	5.8
Expenses incurred in period	137.4	35.0	8.0	180.4
Cash outlays during the period	(128.6)	(34.3)	(3.8)	(166.7)
Balance at December 31, 2017	$10.3	$5.0	$4.2	$19.5

Payments of these liabilities will be funded through operating cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Accumulated Other Comprehensive Income (Loss):

Accumulated other comprehensive income (loss) balances, net of tax, were as follows for the years ended December 31:

(Millions)	2017	2016	2015
Pension and postretirement plans	$4.0	$(1.2)	$2.8
Unrealized holding loss on available-for-sale securities	—	—	(286.5)
Unrealized holding gains (losses) on interest rate swaps
Designated portion	20.7	13.7	(0.6)
De-designated portion	(3.3)	(6.6)	(0.1)
Accumulated other comprehensive income (loss)	$21.4	$5.9	$(284.4)

Changes in accumulated other comprehensive income (loss) balances, net of tax, were as follows:

(Millions)	Net (Gains) Losses on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2016	$7.1	$(1.2)	$5.9
Other comprehensive income (loss) before reclassifications	7.0	5.7	12.7
Amounts reclassified from other accumulated comprehensive income (loss) (a)	3.3	(0.5)	2.8
Balance at December 31, 2017	$17.4	$4.0	$21.4

(a)	See separate table below for details about these reclassifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Accumulated Other Comprehensive Income (Loss), Continued:

Reclassifications out of accumulated other comprehensive income (loss) were as follows for the years ended December 31:

Details about Accumulated Other Comprehensive Income (Loss) Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Line Item in the Consolidated Statements of Operations
	2017	2016	2015
Available-for-sale securities:
Gain on disposal recognized in the period	$—	$(51.5)	$—		Net gain on disposal of investment in Uniti common stock
Other-than-temporary impairment loss recognized in the period	—	181.9	—		Other-than-temporary impairment loss on investment in Uniti common stock
	—	130.4	—		Net (loss) income
Losses on interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	5.3	4.8	11.6		Interest expense
	5.3	4.8	11.6		(Loss) income before income taxes
	(2.0)	(1.9)	(4.5)		Income tax (benefit) expense
	3.3	2.9	7.1		Net (loss) income
Pension and postretirement plans:
Plan curtailments	—	(5.5)	(18.0)	(a)
Amortization of net actuarial loss	0.1	0.2	1.0	(a)
Amortization of prior service credits	(0.7)	(1.1)	(3.9)	(a)
	(0.6)	(6.4)	(20.9)		(Loss) income before income taxes
	0.1	2.5	8.0		Income tax (benefit) expense
	(0.5)	(3.9)	(12.9)		Net (loss) income
Total reclassifications for the period, net of tax	$2.8	$129.4	$(5.8)		Net (loss) income

(a)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic benefit expense (income) (See Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes:

Income tax (benefit) expense was as follows for the years ended December 31:

(Millions)	2017	2016	2015
Current:
Federal	$(0.3)	$(2.7)	$9.1
State	4.9	1.0	23.2
	4.6	(1.7)	32.3
Deferred:
Federal	(328.0)	(130.2)	15.0
State	(84.7)	(8.1)	(31.3)
	(412.7)	(138.3)	(16.3)
Income tax (benefit) expense	$(408.1)	$(140.0)	$16.0

Deferred income tax (benefit) expense for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the accompanying consolidated financial statements. Goodwill is not amortized for financial statement purposes in accordance with authoritative guidance on goodwill and other intangible assets; however, the goodwill impairment charge recorded in 2017 resulted in the recognition of a deferred income tax benefit.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2017	2016	2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	3.6	3.7	4.0
Adjust deferred taxes for state net operating loss carryforward	—	(0.6)	16.0
Transaction costs	(0.1)	(0.2)	18.7
Valuation allowance	(0.1)	—	(48.4)
Income tax reserves	—	0.1	12.2
Research and development credit	0.1	0.8	(8.4)
Adjustment of deferred taxes for legal entity restructuring	—	—	6.8
Disallowed loss	—	(12.1)	—
Tax credits	—	—	(1.0)
Debt exchange	(6.1)	—	—
2017 Federal tax reform	(7.6)	—	—
Goodwill impairment	(8.4)	—	—
Other items, net	(0.2)	—	2.0
Effective income tax rate	16.2%	26.7%	36.9%
In connection with the spin-off in 2015, we adjusted our deferred tax assets and liabilities, including our valuation allowance related to our federal and state net operating loss carryforwards, to reflect the transfer of the telecommunication network assets and consumer CLEC business to Uniti and the recognition of the long-term lease obligation related to the master lease with Uniti. For income tax purposes, the spin-off of the telecommunications network assets is treated as an operating lease. The disallowed loss in 2016 was attributable to the disposal of the Uniti common stock.

With regard to the debt exchange that occurred in 2017, a portion was treated as cancellation of debt (COD) income for tax purposes and resulted in non-deductible original issue discount (OID). We also recorded the impact of the portion of the goodwill impairment that is non-deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

Federal Tax Reform – On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law in the United States. It is the largest sweeping tax reform legislation in 30 years. The most significant change is the reduction of the statutory corporate tax rate from 35 percent to 21 percent effective January 1, 2018. As of December 31, 2017, we have not fully completed our accounting for the impacts of the Act. However, we have reasonably estimated the effects on our deferred tax account balances due to the re-measurement required for the rate change. The federal tax rate change from the 2017 federal tax reform resulted in a decrease of our net deferred tax assets of $192.2 million and corresponding deferred income expense which is included in the provisional income tax expense during the period it was enacted. In other cases, we have not been able to make reasonable estimates regarding the impact of the Act and continue to account for those items under existing GAAP and statutory tax provisions in effect on December 31, 2017. For periods beginning in 2018, we will calculate all federal income tax expense based on the new rate set forth in the Act.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $192.2 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis. Any subsequent adjustment to these amounts will be recorded to tax expense in the quarter of 2018 when the analysis is complete.

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2017	2016
Property, plant and equipment	$876.3	$1,395.8
Goodwill and other intangible assets	532.5	1,265.6
Operating loss and credit carryforward	(595.6)	(528.8)
Postretirement and other employee benefits	(85.6)	(142.4)
Unrealized holding loss and interest rate swaps	4.5	(0.2)
Deferred compensation	(2.8)	(4.0)
Bad debt	(14.5)	(19.4)
Long-term lease obligations	(1,226.3)	(1,932.7)
Deferred debt costs	(2.0)	8.9
Restricted stock	(7.9)	(9.4)
Other, net	(29.0)	(28.4)
	(550.4)	5.0
Valuation allowance	179.6	146.5
Deferred income taxes, net	$(370.8)	$151.5
Deferred tax assets	$(2,000.7)	$(2,695.9)
Deferred tax liabilities	1,629.9	2,847.4
Deferred income taxes, net	$(370.8)	$151.5

At December 31, 2017 and 2016, we had federal net operating loss carryforwards of approximately $1,796.6 million and $1,094.2 million, respectively, which expire in varying amounts from 2018 through 2037. The loss carryforwards at December 31, 2017 were primarily losses acquired in conjunction with our acquisitions including PAETEC, EarthLink and Broadview. The 2017 increase is primarily associated with our acquisitions of EarthLink and Broadview.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Income Taxes, Continued:

At December 31, 2017 and 2016, we had state net operating loss carryforwards of approximately $2,805.4 million and $1,788.8 million, respectively, which expire annually in varying amounts from 2018 through 2037. The loss carryforwards at December 31, 2017 were primarily losses acquired in conjunction with our acquisitions including PAETEC and EarthLink. Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. As a result of these limitations or the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from certain federal and state loss carryforwards will not be realized prior to their expiration. In September 2015, Windstream's board of directors adopted a shareholder rights plan designed to protect our net operating loss carryforwards from the effect of limitations imposed by federal and state tax rules following an ownership change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net loss carryforwards.

We establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2017 and 2016, we recorded valuation allowances of $173.0 million and $140.3 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at December 31, 2017 and 2016, was approximately $44.2 million and $48.7 million, respectively, which expire in varying amounts from 2031 through 2037. The amount of state tax credit carryforward at December 31, 2017 and 2016, was approximately $19.9 million and $22.7 million, respectively, which expire in varying amounts from 2018 through 2027. Due to the expected lack of sufficient future taxable income, we believe that it is more likely than not that the benefit from some of the state tax credit carryforwards will not be realized prior to their expiration. Therefore, as of December 31, 2017 and 2016, we recorded a valuation allowance of approximately $6.6 million and $6.2 million, net of federal benefit, respectively, to reduce our state deferred tax assets to amounts expected to be realized.

An examination of Windstream's 2015 federal income tax return was completed by the Internal Revenue Service during 2017 with no changes made to the reported tax or tax attributes carried forward from that year.

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2017	2016	2015
Beginning balance	$8.8	$10.1	$5.6
Additions based on EarthLink acquisition	2.5	—	—
Additions based on tax positions related to current year	0.7	0.7	5.0
Reductions for tax positions of prior years	(1.2)	(1.6)	(0.5)
Settlements	(2.1)	(0.4)	—
Ending balance	$8.7	$8.8	$10.1

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $8.3 million, $8.6 million and $9.9 million (net of indirect benefits) for the years ended December 31, 2017, 2016 and 2015, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2014. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2017, 2016 and 2015, we recognized approximately $0.2 million, $0.1 million, and $0.1 million in interest and penalties. Furthermore, we had approximately $0.3 million, $0.1 million, and $0.1 million of interest and penalties accrued as of December 31, 2017, 2016 and 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2017:

Year	(Millions)
2018	$166.8
2019	130.6
2020	93.1
2021	64.2
2022	48.2
Thereafter	145.2
Total	$648.1

Rental expense totaled $161.6 million, $115.5 million and $128.0 million in 2017, 2016 and 2015, respectively.

Litigation

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its board of directors.  This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ board of directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court dismissed Windstream as a named party and also dismissed the plaintiffs’ demand to rescind the spin-off, but otherwise denied Windstream’s motion to dismiss plaintiffs’ claims. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification which the Court granted on April 17, 2017. The parties have reached a preliminary settlement of all claims that is subject to court approval.

As outlined in other sections in this report, in a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. ("Aurelius") asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, LLC, based on alleged violations of the associated indenture (the "2013 Indenture"). Aurelius primarily alleged that Services violated the 2013 Indenture by executing the REIT Spin-Off in April 2015 that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the Indenture and that violated Section 4.07 of the 2013 Indenture by not delivering certain required Officers' Certificates associated with alleged Restricted Payments. The Original Notice purported to constitute a written notice of default, which would trigger a 60-day grace or cure period after which the Indenture trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes could declare the principal amount of all outstanding 6.375 percent Notes to be immediately due and payable. Windstream Services filed suit against U.S. Bank N.A., the Indenture Trustee (the “Trustee”), in Delaware Chancery Court seeking a declaration that it had not violated any provision of the 2013 Indenture and injunctive relief. On October 12, 2017, the Trustee filed suit in the Southern District of New York seeking a declaration that defaults had occurred. Windstream Services filed an answer and affirmative defenses in response to the Trustee’s complaint the following day, as well as counterclaims against the Trustee and Aurelius for declaratory relief. The Delaware action was subsequently dismissed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Commitments and Contingencies, Continued:

On October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the Notes, and on October 31, 2017, learned that based on tenders of notes in the exchange offers and consents delivered in the consent solicitation, upon early settlement of the exchange offers, holders representing the requisite percentage of the Notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Services and the Trustee executed a supplemental indenture, and new 6.375 percent Notes were issued, which gave effect to the waivers and consents for the Notes, is binding on all noteholders, and negates assertions made by Aurelius and the Indenture Trustee.

On November 22, 2017, Windstream Services filed a motion for judgment on the pleadings seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent Notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the Indenture, which contains a "no-action" clause. Aurelius amended its counterclaims, and on February 2, 2018, Services filed an answer and affirmative defenses in response to the amended counterclaims. Additionally, on December 7, 2017, Aurelius served an alleged notice of an Event of Default and acceleration, claiming that the outstanding principal amount, along with accrued interest, under the Notes was due and payable. We believe no default under the 2013 Indenture has occurred and the claims asserted by Aurelius and the Indenture Trustee are without merit. Windstream Services further maintains that the consent and exchange processes discussed above moots the claims asserted by the Trustee and Aurelius, and that is has been, and remains, in compliance with all of the covenants under the 2013 Indenture. However, there is no guarantee of success in the litigation and any adverse ruling could have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Discovery in this action is now proceeding. No trial date has been set by the court.

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

Other Matters

Windstream and one of its Business customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, has appealed the denial, and while the ultimate resolution is not currently predictable, if there is a future adverse legal ruling against Windstream, the ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows or financial condition.

15. Segment Information:

Effective November 1, 2017, we implemented a new business unit organizational structure designed to strengthen our ability to achieve our operational, strategic and financial goals. We have disaggregated our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. Following our reorganization, we now operate and report the following four segments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

•
Consumer & Small Business - We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a complete video entertainment offering in several of our markets.

Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. Small Business services offer a wide range of advanced Internet, voice, and web conferencing products. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our small business customer needs.

•
Enterprise - Products and services offered to our business customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, data transport services, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

•
Wholesale - Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We also offer traditional services including special access services and Time Division Multiplexing (“TDM”) private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

•
Consumer CLEC - Products and services offered to customers include traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

The accounting policies used in measuring segment operating results are the same as those described in Note 2. We evaluate performance of the segments based on contribution margin, which is computed as segment revenues and sales less segment operating expenses. All of our revenues and sales have been assigned to our operating segments based upon each customer’s classification to an individual segment and include all services provided to that customer.

We evaluate performance of the segments based on segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. During the fourth quarter of 2017, in conjunction with reorganizing our operations, we now assign all of our revenues and sales to our business segments including regulatory and other revenues. Previously, revenue from federal and state universal service funds, CAF Phase II support, funds received from federal access recovery mechanisms, revenues from providing switched access services, including usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities, certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, and product sales to contractors were not assigned to our segments. We have also assigned the related operating expenses associated with these revenues. Previously, these expenses were not allocated to the segments and were included within other unassigned operating expenses in reconciling total segment income to total consolidated net (loss) income. We believe these changes more accurately present the operating results of each of our business segments. Accordingly, for 2017 and 2016, there are no differences between total segment revenues and sales and total consolidated revenues and sales. For 2015, revenues attributable to the sold data center and directory publishing businesses, as well as the consumer CLEC business transferred to Uniti are not assigned to the segments and are included in other service revenues. Prior period segment information has been revised to reflect these changes for all periods presented. The changes had no impact on our consolidated results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation and pension costs to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Amounts related to our investment in Uniti common stock consisting of dividend income, net gain on disposal and other-than-temporary impairment loss, as well as other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results for the years ended December 31:

(Millions)	2017	2016	2015
Consumer & Small Business:
Revenues and sales	$1,978.3	$2,063.3	$2,118.3
Costs and expenses	848.5	870.7	913.8
Segment income	1,129.8	1,192.6	1,204.5
Enterprise:
Revenues and sales	2,942.1	2,587.9	2,708.9
Costs and expenses	2,364.9	2,075.7	2,184.1
Segment income	577.2	512.2	524.8
Wholesale:
Revenues and sales	756.6	720.8	794.0
Costs and expenses	226.8	194.5	187.5
Segment income	529.8	526.3	606.5
CLEC Consumer:
Revenues and sales	175.9	15.0	12.9
Costs and expenses	86.9	13.1	12.3
Segment income	89.0	1.9	0.6
Total segment revenues and sales	5,852.9	5,387.0	5,634.1
Total segment costs and expenses	3,527.1	3,154.0	3,297.7
Total segment income	$2,325.8	$2,233.0	$2,336.4

The following table reconciles total segment revenues and sales to total consolidated revenues and sales:

(Millions)	2017	2016	2015
Total segment revenues and sales	$5,852.9	$5,387.0	$5,634.1
Revenues and sales related to disposed businesses	—	—	131.2
Total revenue and sales	$5,852.9	$5,387.0	$5,765.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Segment Information, Continued:

The following table reconciles segment income to consolidated net (loss) income for the years ended December 31:

(Millions)	2017	2016	2015
Total segment income	$2,325.8	$2,233.0	$2,336.4
Revenues and sales related to disposed businesses	—	—	131.2
Depreciation and amortization	(1,470.0)	(1,263.5)	(1,366.5)
Goodwill impairment	(1,840.8)	—	—
Merger, integration and other costs	(137.4)	(13.8)	(95.0)
Restructuring charges	(43.0)	(20.3)	(20.7)
Other unassigned operating expenses	(428.1)	(420.0)	(387.7)
Operating expenses related to disposed businesses	—	—	(88.3)
Dividend income on Uniti common stock	—	17.6	48.2
Other (expense) income, net	—	(1.2)	9.3
Net gain on disposal of investment in Uniti common stock	—	15.2	—
Gain (loss) on sale of data center business	0.6	(10.0)	326.1
Net loss on early extinguishment of debt	(56.4)	(18.0)	(36.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	(181.9)	—
Interest expense	(875.4)	(860.6)	(813.2)
Income tax (benefit) expense	408.1	140.0	(16.0)
Net (loss) income	$(2,116.6)	$(383.5)	$27.4

16. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC
In connection with the issuance of the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023, the 6.375 percent senior notes due August 1, 2023, 8.750 percent senior notes due December 15, 2024, and the 8.625 percent senior first lien notes due October 31, 2025 (“the guaranteed notes”), certain of Windstream Services’ wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

Following the mergers, the acquired legal entities of EarthLink and Broadview have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented herein includes the acquired EarthLink operations beginning on February 27, 2017 and acquired Broadview operations beginning on July 28, 2017.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015, condensed consolidating and combined balance sheets as of December 31, 2017 and 2016, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2017, 2016 and 2015 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,190.5	$4,668.5	$(99.3)	$5,759.7
Product sales	—	83.6	9.6	—	93.2
Total revenues and sales	—	1,274.1	4,678.1	(99.3)	5,852.9
Costs and expenses:
Cost of services	—	565.4	2,496.7	(97.2)	2,964.9
Cost of products sold	—	77.2	16.3	—	93.5
Selling, general and administrative	—	162.4	734.5	(2.1)	894.8
Depreciation and amortization	9.3	365.0	1,095.7	—	1,470.0
Goodwill impairment	979.4	—	861.4	—	1,840.8
Merger, integration and other costs	—	1.6	135.8	—	137.4
Restructuring charges	—	8.5	34.5	—	43.0
Total costs and expenses	988.7	1,180.1	5,374.9	(99.3)	7,444.4
Operating (loss) income	(988.7)	94.0	(696.8)	—	(1,591.5)
(Losses) earnings from consolidated subsidiaries	(1,018.8)	(195.5)	11.6	1,202.7	—
Other income (expense), net	0.2	0.2	(0.4)	—	—
Loss on sale of data center business	—	—	0.6	—	0.6
Net (loss) gain on early extinguishment of debt	(54.6)	(2.0)	0.2	—	(56.4)
Intercompany interest income (expense)	84.5	(39.6)	(44.9)	—	—
Interest expense	(375.8)	(149.0)	(350.6)	—	(875.4)
Loss before income taxes	(2,353.2)	(291.9)	(1,080.3)	1,202.7	(2,522.7)
Income tax (benefit) expense	(237.8)	(39.0)	(130.5)	—	(407.3)
Net loss	$(2,115.4)	$(252.9)	$(949.8)	$1,202.7	$(2,115.4)
Comprehensive loss	$(2,099.9)	$(252.9)	$(949.8)	$1,202.7	$(2,099.9)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,163.2	$4,461.0	$(25.6)	$5,598.6
Product sales	—	145.3	21.4	—	166.7
Total revenues and sales	—	1,308.5	4,482.4	(25.6)	5,765.3
Costs and expenses:
Cost of services	—	493.6	2,290.6	(22.2)	2,762.0
Cost of products sold	—	125.0	20.2	—	145.2
Selling, general and administrative	—	186.8	681.1	(3.4)	864.5
Depreciation and amortization	18.3	334.5	1,013.7	—	1,366.5
Merger, integration and other costs	—	—	95.0	—	95.0
Restructuring charges	—	9.4	11.3	—	20.7
Total costs and expenses	18.3	1,149.3	4,111.9	(25.6)	5,253.9
Operating (loss) income	(18.3)	159.2	370.5	—	511.4
Earnings (losses) from consolidated subsidiaries	239.6	(149.9)	(7.8)	(81.9)	—
Dividend income on Uniti common stock	48.2	—	—	—	48.2
Other (expense) income, net	(2.5)	0.8	11.0	—	9.3
Gain on sale of data center business	—	—	326.1	—	326.1
Net loss on early extinguishment of debt	(30.7)	(5.3)	(0.4)	—	(36.4)
Intercompany interest income (expense)	115.9	(46.5)	(69.4)	—	—
Interest expense	(440.1)	(122.0)	(251.1)	—	(813.2)
(Loss) income before income taxes	(87.9)	(163.7)	378.9	(81.9)	45.4
Income tax (benefit) expense	(116.5)	(15.8)	149.1	—	16.8
Net income (loss)	$28.6	$(147.9)	$229.8	$(81.9)	$28.6
Comprehensive (loss) income	$(267.9)	$(147.9)	$229.8	$(81.9)	$(267.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$2.5	$40.9	$—	$43.4
Accounts receivable, net	—	185.2	461.1	(3.3)	643.0
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	18.3	1,949.8	(1,968.1)	—
Inventories	—	76.9	16.1	—	93.0
Prepaid expenses and other	25.6	44.3	83.2	—	153.1
Total current assets	25.6	332.2	2,551.1	(1,976.4)	932.5
Investments in consolidated subsidiaries	5,603.7	575.9	401.0	(6,580.6)	—
Notes receivable - affiliate	—	306.9	—	(306.9)	—
Goodwill	657.2	1,712.8	472.4	—	2,842.4
Other intangibles, net	479.8	461.7	512.9	—	1,454.4
Net property, plant and equipment	5.8	1,318.3	4,067.7	—	5,391.8
Deferred income taxes	—	460.7	205.2	(295.1)	370.8
Other assets	25.7	15.5	51.2	—	92.4
Total Assets	$6,797.8	$5,184.0	$8,261.5	$(9,159.0)	$11,084.3
Liabilities and Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$169.3	$—	$—	$—	$169.3
Current portion of long-term lease obligations	—	55.2	133.4	—	188.6
Accounts payable	—	123.4	370.6	—	494.0
Affiliates payable, net	1,968.1	—	—	(1,968.1)	—
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	40.7	169.9	(3.3)	207.3
Accrued taxes	—	23.8	65.7	—	89.5
Accrued interest	50.2	1.8	0.6	—	52.6
Other current liabilities	15.6	102.7	223.8	—	342.1
Total current liabilities	2,203.2	347.6	969.0	(1,976.4)	1,543.4
Long-term debt	5,575.0	99.6	—	—	5,674.6
Long-term lease obligations	—	1,350.1	3,293.2	—	4,643.3
Notes payable - affiliate	—	—	306.9	(306.9)	—
Deferred income taxes	295.1	—	—	(295.1)	—
Other liabilities	23.4	77.1	421.4	—	521.9
Total liabilities	8,096.7	1,874.4	4,990.5	(2,578.4)	12,383.2
Commitments and Contingencies (See Note 14)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,187.1	3,958.6	1,358.1	(5,316.7)	1,187.1
Accumulated other comprehensive income	21.4	—	4.0	(4.0)	21.4
(Accumulated deficit) retained earnings	(2,507.4)	(688.4)	1,827.0	(1,138.6)	(2,507.4)
Total equity (deficit)	(1,298.9)	3,309.6	3,271.0	(6,580.6)	(1,298.9)
Total Liabilities and Equity (Deficit)	$6,797.8	$5,184.0	$8,261.5	$(9,159.0)	$11,084.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$2.2	$56.9	$—	$59.1
Accounts receivable, net	—	178.9	439.7	—	618.6
Notes receivable - affiliate	—	4.8	—	(4.8)	—
Affiliates receivable, net	—	531.9	2,106.8	(2,638.7)	—
Inventories	—	65.9	11.6	—	77.5
Prepaid expenses and other	10.1	36.5	65.1	—	111.7
Total current assets	10.1	820.2	2,680.1	(2,643.5)	866.9
Investments in consolidated subsidiaries	6,081.8	297.7	231.4	(6,610.9)	—
Notes receivable - affiliate	—	310.5	—	(310.5)	—
Goodwill	1,636.7	1,364.4	1,212.5	—	4,213.6
Other intangibles, net	515.2	258.8	546.5	—	1,320.5
Net property, plant and equipment	6.9	1,234.3	4,042.3	—	5,283.5
Deferred income taxes	—	320.2	102.5	(422.7)	—
Other assets	19.5	16.0	50.0	—	85.5
Total Assets	$8,270.2	$4,622.1	$8,865.3	$(9,987.6)	$11,770.0
Liabilities and Equity
Current Liabilities:
Current maturities of long-term debt	$14.9	$—	$—	$—	$14.9
Current portion of long-term lease obligations	—	49.5	119.2	—	168.7
Accounts payable	—	101.5	288.7	—	390.2
Affiliates payable, net	2,638.7	—	—	(2,638.7)	—
Notes payable - affiliate	—	—	4.8	(4.8)	—
Advance payments and customer deposits	—	40.9	137.2	—	178.1
Accrued taxes	—	21.3	56.7	—	78.0
Accrued interest	55.4	1.8	0.9	—	58.1
Other current liabilities	32.9	69.9	263.8	—	366.6
Total current liabilities	2,741.9	284.9	871.3	(2,643.5)	1,254.6
Long-term debt	4,749.2	99.5	—	—	4,848.7
Long-term lease obligations	—	1,405.3	3,426.6	—	4,831.9
Notes payable - affiliate	—	—	310.5	(310.5)	—
Deferred income taxes	574.2	—	—	(422.7)	151.5
Other liabilities	34.9	53.2	425.2	—	513.3
Total liabilities	8,100.2	1,842.9	5,033.6	(3,376.7)	11,600.0
Commitments and Contingencies (See Note 14)
Equity:
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	556.1	3,143.3	825.3	(3,968.6)	556.1
Accumulated other comprehensive income (loss)	5.9	—	(1.2)	1.2	5.9
(Accumulated deficit) retained earnings	(392.0)	(403.5)	2,925.7	(2,522.2)	(392.0)
Total equity	170.0	2,779.2	3,831.7	(6,610.9)	170.0
Total Liabilities and Equity	$8,270.2	$4,622.1	$8,865.3	$(9,987.6)	$11,770.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(342.7)	$301.6	$992.1	$—	$951.0
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.5)	(120.4)	(787.7)	—	(908.6)
Acquisition of Broadview, net of cash acquired	(63.3)	—	—	—	(63.3)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	(5.0)	(11.3)	—	(16.3)
Net cash used in investing activities	(63.8)	(124.7)	(794.7)	—	(983.2)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(83.7)	—	—	—	(83.7)
Contribution from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(1,682.6)	(435.3)	(160.0)	—	(2,277.9)
Proceeds of debt issuance	2,614.6	—	—	—	2,614.6
Debt issuance costs	(27.1)	—	—	—	(27.1)
Intercompany transactions, net	(413.0)	338.7	74.3	—	—
Payments under long-term lease obligations	—	(49.5)	(119.2)	—	(168.7)
Payments under capital lease obligations	—	(34.0)	(5.0)	—	(39.0)
Other, net	(11.3)	3.5	(3.5)	—	(11.3)
Net cash provided from (used in) financing activities	406.5	(176.6)	(213.4)	—	16.5
Increase (decrease) in cash and cash equivalents	—	0.3	(16.0)	—	(15.7)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$2.5	$40.9	$—	$43.4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2015
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(337.4)	$259.8	$1,105.4	$—	$1,027.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(1.0)	(187.2)	(867.1)	—	(1,055.3)
Changes in restricted cash	6.7	—	—	—	6.7
Grant funds received for broadband stimulus projects	23.5	—	—	—	23.5
Network expansion funded by Connect America Fund - Phase 1	—	(18.6)	(55.3)	—	(73.9)
Disposition of data center business	—	—	574.2	—	574.2
Other, net	(9.6)	0.1	12.3	—	2.8
Net cash provided from (used in) investing activities	19.6	(205.7)	(335.9)	—	(522.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(416.6)	—	—	—	(416.6)
Payment received from Uniti in spin-off	1,035.0	—	—	—	1,035.0
Funding received from Uniti for tenant capital improvements	—	19.6	23.5	—	43.1
Repayments of debt and swaps	(2,898.9)	(450.0)	(2.0)	—	(3,350.9)
Proceeds of debt issuance	2,335.0	—	—	—	2,335.0
Debt issuance costs	(4.3)	—	—	—	(4.3)
Intercompany transactions, net	277.1	409.8	(709.6)	22.7	—
Payments under long-term lease obligations	—	(35.6)	(67.0)	—	(102.6)
Payments under capital lease obligations	—	(4.2)	(27.3)	—	(31.5)
Other, net	(9.5)	3.6	(3.6)	—	(9.5)
Net cash provided from (used in) financing activities	317.8	(56.8)	(786.0)	22.7	(502.3)
(Decrease) increase in cash and cash equivalents	—	(2.7)	(16.5)	22.7	3.5
Cash and Cash Equivalents:
Beginning of period	—	3.8	50.0	(26.0)	27.8
End of period	$—	$1.1	$33.5	$(3.3)	$31.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2017
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,852.9	$1,497.9	$1,497.7	$1,491.6	$1,365.7
Operating (loss) income	$(1,593.5)	$(1,789.3)	$43.0	$106.8	$46.0
Net loss	$(2,116.6)	$(1,835.7)	$(101.5)	$(68.1)	$(111.3)
Basic and diluted loss per share: (a)
Net loss	($12.52)	($10.26)	($.55)	($.37)	($.89)

(a)
Quarterly loss per share amounts may not add to full-year loss per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

 Significant items affecting our historical operating trends in the quarterly periods of 2017 were as follows:

•	As discussed in Note 4, we recognized in the fourth quarter of 2017 a goodwill impairment charge of $1,840.8 million.

•
As discussed in Note 9, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2017 include net pre-tax actuarial losses related to pension benefits of $10.5 million or an after-tax charge of $7.7 million, respectively.

•
Operating (loss) income in each of the quarters of 2017 was adversely impacted by increases in depreciation and amortization expense when compared to the same periods a year ago. The increases were primarily attributable to the mergers with Broadview and EarthLink and the implementation of new depreciation rates in the fourth quarter of 2016 that shortened the depreciable lives of assets used by certain of our subsidiaries partially offset by the effects of extending the useful lives of certain fiber assets from 20 to 25 years.

•
Operating (loss) income and net loss in each of the quarters of 2017 included incremental merger, integration and other charges related to our mergers with Broadview and EarthLink. These incremental charges totaled $20.4 million, $31.5 million, $13.4 million and $53.1 million in the fourth, third, second and first quarters of 2017, respectively. See Note 11 for additional information.

•
Operating income and net loss in the third quarter of 2017 included incremental restructuring charges related to a workforce reduction designed to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 700 employees and incurred a restructuring charge of $22.8 million, principally consisting of severance and employee benefit costs (see Note 11).

	For the Year Ended December 31, 2016
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,387.0	$1,309.1	$1,344.9	$1,359.6	$1,373.4
Operating income	$515.4	$73.7	$129.4	$154.6	$157.7
Net (loss) income	$(383.5)	$(86.9)	$(66.2)	$1.5	$(231.9)
Basic and diluted (loss) earnings per share: (a)
Net (loss) income	($4.11)	($.94)	($.72)	$.01	($2.52)

(a)
Quarterly (loss) earnings per share amounts may not add to full-year (loss) earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Quarterly Financial Information – (Unaudited), Continued:

 Significant items affecting our historical operating trends in the quarterly periods of 2016 were as follows:

•	Results of operations for the fourth quarter of 2016 include net pre-tax actuarial losses related to pension benefits of $60.7 million or an after-tax charge of $37.2 million, respectively.

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

•	Net (loss) income for the first quarter of 2016 included an other-than-temporary impairment charge of $181.9 million related to our investment in Uniti. (See Note 5).
18. Subsequent Events:

On January 3, 2018, Windstream Holdings signed a definitive agreement to acquire MASS Communications (“MASS”), a privately held telecommunications network management company for approximately $37.5 million in an all-cash transaction. MASS Communications serves a broad range of small to mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors, providing custom engineered voice, data and networking solutions. The transaction is expected to close by the second quarter of 2018, subject to customary closing conditions, including receipt of necessary federal and state regulatory approvals.

In January 2018, we completed a workforce reduction eliminating approximately 400 employees to further streamline our operations. We incurred approximately $12.2 million of severance and employee benefits costs in eliminating these positions.

As previously discussed in Note 6, on February 26, 2018, Windstream Services made the required one-time mandatory redemption payment of $150.0 million related to the 2024 Notes using available borrowing capacity under its revolving line of credit.