Form 10-Q
period 2018-03-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2018-05-04
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 1, 2018, 204,577,765 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2018	2017
Revenues and sales:
Service revenues	$1,435.4	$1,344.4
Product sales	18.9	21.3
Total revenues and sales	1,454.3	1,365.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	736.9	683.8
Cost of products sold	16.8	20.8
Selling, general and administrative	228.8	213.8
Depreciation and amortization	381.8	338.5
Merger, integration and other costs	7.3	57.3
Restructuring charges	13.7	7.4
Total costs and expenses	1,385.3	1,321.6
Operating income	69.0	44.1
Other (expense) income, net	(2.3)	2.6
Net loss on early extinguishment of debt	—	(3.2)
Interest expense	(223.1)	(211.8)
Loss before income taxes	(156.4)	(168.3)
Income tax benefit	(35.0)	(57.0)
Net loss	$(121.4)	$(111.3)
Basic and diluted loss per share:
Net loss	($.65)	($.89)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2018	2017
Net loss	$(121.4)	$(111.3)
Other comprehensive income (loss):
Interest rate swaps:
Unrealized gain on designated interest rate swaps	14.8	3.4
Amortization of net unrealized losses on de-designated interest rate swaps	0.9	1.5
Income tax expense	(4.0)	(1.9)
Change in interest rate swaps	11.7	3.0
Postretirement and pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—
Amortization of prior service credits	(1.3)	(0.2)
Income tax benefit	0.3	0.1
Change in postretirement and pension plans	(0.9)	(0.1)
Other comprehensive income	10.8	2.9
Comprehensive loss	$(110.6)	$(108.4)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$60.5	$43.4
Accounts receivable (less allowance for doubtful
accounts of $26.4 and $29.7, respectively)	594.8	643.0
Inventories	90.3	93.0
Prepaid expenses and other	197.9	153.1
Total current assets	943.5	932.5
Goodwill	2,868.0	2,842.4
Other intangibles, net	1,405.9	1,454.4
Net property, plant and equipment	5,263.6	5,391.8
Deferred income taxes	389.8	370.8
Other assets	110.5	92.4
Total Assets	$10,981.3	$11,084.3
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$17.9	$169.3
Current portion of long-term lease obligations	194.3	188.6
Accounts payable	444.1	494.0
Advance payments and customer deposits	199.9	207.3
Accrued taxes	75.7	89.5
Accrued interest	87.1	52.6
Other current liabilities	269.0	342.1
Total current liabilities	1,288.0	1,543.4
Long-term debt	5,929.3	5,674.6
Long-term lease obligations	4,592.8	4,643.3
Other liabilities	508.4	521.9
Total liabilities	12,318.5	12,383.2
Commitments and Contingencies (See Note 15)
Shareholders’ Deficit:
Common stock, $.0001 par value, 375.0 shares authorized,
204.6 and 182.7 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,228.9	1,191.9
Accumulated other comprehensive income	33.9	21.4
Accumulated deficit	(2,600.0)	(2,512.2)
Total shareholders’ deficit	(1,337.2)	(1,298.9)
Total Liabilities and Shareholders’ Deficit	$10,981.3	$11,084.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2018	2017
Cash Flows from Operating Activities:
Net loss	$(121.4)	$(111.3)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	381.8	338.5
Provision for doubtful accounts	5.6	9.6
Share-based compensation expense	9.9	16.8
Deferred income taxes	(34.7)	(55.2)
Net loss on early extinguishment of debt	—	3.2
Other, net	10.8	2.2
Changes in operating assets and liabilities, net
Accounts receivable	43.7	33.8
Prepaid income taxes	(3.0)	(5.6)
Prepaid expenses and other	(15.5)	(30.5)
Accounts payable	(36.3)	(61.5)
Accrued interest	34.7	29.9
Accrued taxes	(16.7)	(2.3)
Other current liabilities	(25.5)	(5.3)
Other liabilities	(1.7)	2.4
Other, net	7.6	(11.0)
Net cash provided from operating activities	239.3	153.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(217.6)	(243.4)
Cash acquired from EarthLink	—	5.0
Acquisition of MASS	(37.6)	—
Other, net	0.4	(2.5)
Net cash used in investing activities	(254.8)	(240.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(23.7)
Proceeds from issuance of stock	—	9.6
Repayments of debt and swaps	(217.1)	(1,154.6)
Proceeds from debt issuance	313.0	1,315.6
Debt issuance costs	(2.8)	(7.0)
Payments under long-term lease obligations	(44.9)	(40.6)
Payments under capital lease obligations	(13.1)	(8.7)
Other, net	(2.5)	(11.0)
Net cash provided from financing activities	32.6	79.6
Increase (decrease) in cash and cash equivalents	17.1	(7.6)
Cash and Cash Equivalents:
Beginning of period	43.4	59.1
End of period	$60.5	$51.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$184.9	$168.9
Income taxes refunded, net	$(3.2)	$(0.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09 (See Note 1)	—	—	35.3	35.3
Adoption of ASU 2017-12 (See Note 1)	—	1.7	(1.7)	—
Net loss	—	—	(121.4)	(121.4)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(0.9)	—	(0.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Change in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.4)	(110.6)
Share-based compensation	4.3	—	—	4.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Balance at March 31, 2018	$1,228.9	$33.9	$(2,600.0)	$(1,337.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2018	2017
Revenues and sales:
Service revenues	$1,435.4	$1,344.4
Product sales	18.9	21.3
Total revenues and sales	1,454.3	1,365.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	736.9	683.8
Cost of products sold	16.8	20.8
Selling, general and administrative	228.3	213.5
Depreciation and amortization	381.8	338.5
Merger, integration and other costs	7.3	57.3
Restructuring charges	13.7	7.4
Total costs and expenses	1,384.8	1,321.3
Operating income	69.5	44.4
Other (expense) income, net	(2.3)	2.6
Net loss on early extinguishment of debt	—	(3.2)
Interest expense	(223.1)	(211.8)
Loss before income taxes	(155.9)	(168.0)
Income tax benefit	(34.9)	(56.9)
Net loss	$(121.0)	$(111.1)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2018	2017
Net loss	$(121.0)	$(111.1)
Other comprehensive income (loss):
Interest rate swaps:
Unrealized gain on designated interest rate swaps	14.8	3.4
Amortization of net unrealized losses on de-designated interest rate swaps	0.9	1.5
Income tax expense	(4.0)	(1.9)
Change in interest rate swaps	11.7	3.0
Postretirement and pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—
Amortization of prior service credits	(1.3)	(0.2)
Income tax benefit	0.3	0.1
Change in postretirement and pension plans	(0.9)	(0.1)
Other comprehensive income	10.8	2.9
Comprehensive loss	$(110.2)	$(108.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$60.5	$43.4
Accounts receivable (less allowance for doubtful
accounts of $26.4 and $29.7, respectively)	594.8	643.0
Inventories	90.3	93.0
Prepaid expenses and other	197.9	153.1
Total current assets	943.5	932.5
Goodwill	2,868.0	2,842.4
Other intangibles, net	1,405.9	1,454.4
Net property, plant and equipment	5,263.6	5,391.8
Deferred income taxes	389.8	370.8
Other assets	110.5	92.4
Total Assets	$10,981.3	$11,084.3
Liabilities and Member Deficit
Current Liabilities:
Current maturities of long-term debt	$17.9	$169.3
Current portion of long-term lease obligations	194.3	188.6
Accounts payable	444.1	494.0
Advance payments and customer deposits	199.9	207.3
Accrued taxes	75.7	89.5
Accrued interest	87.1	52.6
Other current liabilities	269.0	342.1
Total current liabilities	1,288.0	1,543.4
Long-term debt	5,929.3	5,674.6
Long-term lease obligations	4,592.8	4,643.3
Other liabilities	508.4	521.9
Total liabilities	12,318.5	12,383.2
Commitments and Contingencies (See Note 15)
Member Deficit:
Additional paid-in capital	1,223.7	1,187.1
Accumulated other comprehensive income	33.9	21.4
Accumulated deficit	(2,594.8)	(2,507.4)
Total member deficit	(1,337.2)	(1,298.9)
Total Liabilities and Member Deficit	$10,981.3	$11,084.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2018	2017
Cash Flows from Operating Activities:
Net loss	$(121.0)	$(111.1)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	381.8	338.5
Provision for doubtful accounts	5.6	9.6
Share-based compensation expense	9.9	16.8
Deferred income taxes	(34.7)	(55.2)
Net loss on early extinguishment of debt	—	3.2
Other, net	10.8	2.2
Changes in operating assets and liabilities, net
Accounts receivable	43.7	33.8
Prepaid income taxes	(3.0)	(5.6)
Prepaid expenses and other	(15.5)	(30.5)
Accounts payable	(36.3)	(61.5)
Accrued interest	34.7	29.9
Accrued taxes	(16.7)	(2.3)
Other current liabilities	(25.4)	(6.1)
Other liabilities	(1.7)	2.4
Other, net	7.6	(11.0)
Net cash provided from operating activities	239.8	153.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(217.6)	(243.4)
Cash acquired from EarthLink	—	5.0
Acquisition of MASS	(37.6)	—
Other, net	0.4	(2.5)
Net cash used in investing activities	(254.8)	(240.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(0.5)	(24.3)
Contribution from Windstream Holdings, Inc.	—	9.6
Repayments of debt and swaps	(217.1)	(1,154.6)
Proceeds from debt issuance	313.0	1,315.6
Debt issuance costs	(2.8)	(7.0)
Payments under long-term lease obligations	(44.9)	(40.6)
Payments under capital lease obligations	(13.1)	(8.7)
Other, net	(2.5)	(9.8)
Net cash provided from financing activities	32.1	80.2
Increase (decrease) in cash and cash equivalents	17.1	(7.6)
Cash and Cash Equivalents:
Beginning of period	43.4	59.1
End of period	$60.5	$51.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$184.9	$168.9
Income taxes refunded, net	$(3.2)	$(0.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09 (See Note 1)	—	—	35.3	35.3
Adoption of ASU 2017-12 (See Note 1)	—	1.7	(1.7)	—
Net loss	—	—	(121.0)	(121.0)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(0.9)	—	(0.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Change in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.0)	(110.2)
Share-based compensation	4.3	—	—	4.3
Contributions from Windstream Holdings, Inc.:
Stock issued for pension contribution	5.8	—	—	5.8
Stock contribution to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at March 31, 2018	$1,223.7	$33.9	$(2,594.8)	$(1,337.2)

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2017, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair statement of results of operations and financial condition for the interim periods presented including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.

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

Recently Adopted Accounting Standards

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) as modified by subsequently issued ASU Nos. 2015-14, 2016-08, 2016-10, 2016-11, 2016-12 and 2016-20 (collectively “ASU 2014-09”). The core principle of the revenue model is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive for those goods or services. ASU 2014-09 also provided new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

On January 1, 2018, we adopted ASU 2014-09 using the modified retrospective transition method applied to those contracts which were not complete as of January 1, 2018. Under the modified retrospective transition method, we recognized the cumulative effect of initial adoption as an adjustment to our opening accumulated deficit balance. Comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

Under the new revenue recognition guidance, a substantial portion of our service revenues continue to be recognized when services are provided. Changes to the timing of recognition of certain installation services, discounts and promotional credits given to customers under the new guidance resulted in the recognition of incremental contract assets and liabilities in our consolidated balance sheet at the date of adoption. In addition, the new requirement to defer incremental contract acquisition and fulfillment costs, including sales commissions and installation costs, and recognize such costs over the period where control of goods and services are transferred resulted in the recognition of additional deferred contract costs in our consolidated balance sheet at the date of adoption. We evaluated the effect of the time value of money and determined it to be immaterial.

The following table presents the cumulative effect of the changes made to our consolidated balance sheet at December 31, 2017:

(Millions)	December 31, 2017	ASU 2014-09 Adjustments	January 1, 2018
Assets
Accounts receivable	$643.0	$—	$643.0
Prepaid expenses and other	$153.1	$26.0	$179.1
Other assets	$92.4	$20.9	$113.3
Deferred income taxes	$370.8	$(12.0)	$358.8
Liabilities
Advance payments and customer deposits	$207.3	$(0.5)	$206.8
Other current liabilities	$342.1	$(0.3)	$341.8
Other liabilities	$521.9	$0.4	$522.3
Accumulated deficit	$(2,512.2)	$35.3	$(2,476.9)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

The impact of adoption of ASU 2014-09 on our consolidated statement of operations and consolidated balance sheets is as follows:

	Three Months Ended March 31, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Revenue and sales
Service revenues	$1,434.4	$1.0	$1,435.4
Product sales	$18.9	$—	$18.9
Costs and expenses
Cost of services	$736.4	$0.5	$736.9
Selling, general and administrative	$228.2	$0.6	$228.8
Income tax benefit	$(35.0)	$—	$(35.0)
Net loss	$(121.3)	$(0.1)	$(121.4)

	March 31, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Assets
Accounts receivable	$594.8	$—	$594.8
Prepaid expenses and other	$165.5	$32.4	$197.9
Other assets	$96.2	$14.3	$110.5
Deferred income taxes	$401.8	$(12.0)	$389.8
Liabilities
Advance payments and customer deposits	$200.4	$(0.5)	$199.9
Other current liabilities	$268.9	$0.1	$269.0
Other liabilities	$508.5	$(0.1)	$508.4
Accumulated deficit	$(2,635.2)	$35.2	$(2,600.0)

The new revenue recognition standard also requires additional disclosures related to performance obligations; contract asset and liability balances; deferred commissions and costs to fulfill; disaggregation of revenue and use of practical expedients in applying the new guidance. See Note 2 for these additional disclosures.

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018. The effect of the retrospective adoption of this standard was to change previously reported amounts within the accompanying consolidated statement of cash flows for the three months ended March 31, 2017 due to reclassifying $21.2 million of debt prepayment penalties and fees paid to lenders in conjunction with the early termination of long-term debt obligations from operating activities to financing activities. Other than this change in classification of debt prepayment penalties and fees, adoption of this standard did not have an impact on our consolidated statement of cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

The following table presents the effect of the changes made to our consolidated statement of cash flows for the three months ended March 31, 2017:

(Millions)	As Previously Reported	Reclassification Adjustments	As Revised
Cash Flows from Operating Activities:
Adjustments to reconcile net loss to net cash provided from operations:
Noncash portion of net loss on early extinguishment of debt	$(15.1)	$15.1	$—
Net loss on early extinguishment of debt	$—	$3.2	$3.2
Changes in operating assets and liabilities, net:
Other, net	$(13.9)	$2.9	$(11.0)
Net cash provided from operating activities	$132.5	$21.2	$153.7
Cash Flows from Financing Activities:
Repayments of debt and swaps	$(1,133.4)	$(21.2)	$(1,154.6)
Net cash provided from financing activities	$100.8	$(21.2)	$79.6

Definition of a Business – In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business (“ASU 2017-01”). The standard clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under the new guidance an integrated set of activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output to be considered a business. ASU 2017-01 provides a framework to assist entities in evaluating whether both an input and a substantive process are present and removes the evaluation of whether a market participant could replace missing elements.  Although outputs are not required for an integrated set of activities to be a business, outputs generally are a key element of a business; therefore, the new guidance provides more stringent criteria for an integrated sets of activities without outputs. Furthermore, ASU 2017-01 narrows the definition of the term output so that it is consistent with how outputs are described in Topic 606. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual reporting periods. We adopted this standard effective January 1, 2018. Following adoption, we expect fewer transactions will be accounted for as acquisitions or disposals of businesses.

Presentation of Defined Benefit Retirement Costs – In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This standard changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, actuarial gains and losses, curtailments and settlements). The operating expense component will be reported in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period while the non-operating components will be reported in other income and expense. In addition, only the service cost component will be eligible for capitalization as part of an asset such as inventory or property, plant and equipment. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. The ASU is effective for fiscal years beginning after December 15, 2017. We adopted this standard effective January 1, 2018. The effect of the retrospective adoption of this standard was to change previously reported amounts within the accompanying consolidated statement of operations for the three months ended March 31, 2017 for operating income and other income, net, resulting in a decrease in operating income from $46.0 million to $44.1 million with a corresponding increase to other (expense) income, net from $0.7 million to $2.6 million. There was no change to our reported net loss for the three months ended March 31, 2017. The impact of only capitalizing service cost on a prospective basis was immaterial to our consolidated financial statements as of and for the three months ended March 31, 2018.

Hedging Activities – In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities. This standard modifies hedge accounting to allow more hedging strategies to qualify for hedge accounting, amends presentation and disclosure requirements, and changes how entities assess effectiveness of their hedging transactions. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. As permitted, we early adopted this standard effective January 1, 2018. Upon adoption, we recognized a cumulative effect adjustment of $(1.7) million, net of tax, to the opening balance of our accumulated deficit with an offsetting increase to accumulated comprehensive income. Comparative prior-period information has not been restated. See Note 6 for additional information regarding our hedging activities and derivative financial instruments.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Recently Issued Authoritative Guidance

Leases – In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require that virtually all lease arrangements that do not meet the criteria of a short-term lease be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future lease payments. The income statement impacts of the leases will depend on the nature of the leasing arrangement and will be similar to existing accounting for operating and capital leases. The new standard does not substantially change the accounting for lessors. The new standard will also require additional disclosures regarding an entity’s leasing arrangements and will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. We will adopt ASU 2016-02 effective January 1, 2019. Our existing operating lease portfolio primarily consists of network, real estate, and equipment leases. Upon adoption of this standard, we expect to record in our consolidated balance sheet a right-of-use asset and liability related to substantially all of our operating lease arrangements. We have established a cross-functional team to determine the scope of arrangements subject to this standard as well as to assess the impact to our systems, processes and internal controls that will be necessary to meet the standard’s reporting and disclosure requirements.

Financial Instruments - Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This new standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 is effective for annual and interim reporting periods beginning after December 15, 2019, and the guidance is to be applied using a modified retrospective transition approach. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2018. We intend to adopt this standard update in the first quarter of 2020. We are currently assessing the impact the new standard will have on our consolidated financial statements.

2. Revenues:

As previously discussed in Note 1, we adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method. The majority of our revenue is derived from providing access to or usage of our networks and facilities we operate.

Performance Obligations – A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and represents the unit of account in applying the new revenue recognition guidance. A contract’s transaction price, considering discounts given for bundled purchases and promotional credits, is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have multiple performance obligations. While many contracts include one or more performance obligations, the revenue recognition pattern is generally not impacted by the allocation since the performance obligations are generally satisfied over the same period of time. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price we would charge for the good or service in a separate transaction with similar customers in similar circumstances.

Our performance obligations are satisfied over time as services are rendered or at a point in time depending on our evaluation of when the customer obtains control of the promised goods. Revenue is recognized when obligations under the terms of a contract with our customer are satisfied; generally, this occurs when services are rendered or control of our communication products is transferred. Service revenues are recognized over the period that the corresponding services are rendered to customers. Revenues that are billed in advance include monthly recurring network access and data services, special access and monthly recurring voice, Internet and other related charges. Revenues derived from other telecommunications services, including interconnection, long-distance and enhanced service revenues are recognized monthly as services are provided.Telecommunications network maintenance revenue from indefeasible rights to use fiber optic network facility arrangements (“IRUs”) are generally recognized over the term of the related contract. Sales of communications products including customer premise equipment and modems are recognized when products are delivered to and accepted by customers.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Revenues, Continued:

In determining whether installation is a separate performance obligation, we evaluate, among other factors, whether other performance obligations are highly dependent upon installation requiring significant integration or customization or whether a customer can benefit from the installation with other readily available resources. In circumstances where customers can benefit from the installation with other readily available resources, installation is a separate performance obligation. We recognize installation revenue when the installation is complete. In circumstances where other telecommunication service performance obligations are highly dependent upon installation, installation is not a separate purchase obligation, and accordingly, we include the installation fees in the transaction price allocated to and recognized with other telecommunication service performance obligations.

Fees assessed to customers for service activation are considered a material right in a month-to-month contract. These service activation fees are deferred and recognized as service revenue on a straight-line basis over the estimated life of the customer.

As a practical expedient, we group similar contracts or performance obligations together into portfolios of contracts or performance obligations for the following: service activations, installation services, certain promotional credits, commissions and other costs to fulfill a contract. Portfolios are recognized over the expected customer lives.

The estimated life of our customer relationships varies by business segment. Wholesale customer lives are estimated based on the average number of months each individual circuit was active. Enterprise and small business customer lives are based on average contract terms. Consumer lives are estimated based on average customer tenure.

Our contracts include discounts and promotional credits given to customers. We include discounts and promotional credits in the transaction price. These estimates are based on historical experience and anticipated performance.

In determining whether to include in revenues and expenses, the taxes and surcharges assessed and collected from customers and remitted to government authorities, including USF charges, sales, use, value added and excise taxes, we evaluate, among other factors, whether we are the primary obligor or principal tax payer for the fees and taxes assessed in each jurisdiction in which we operate. In those jurisdictions for which we are the primary obligor, we record the taxes and surcharges on a gross basis and include in revenues and costs of services and products. In jurisdictions in which we function as a collection agent for the government authority, we record the taxes on a net basis and exclude the amounts from our revenues and costs of services and products.

We offer third-party video services to our customers. The third-party service provider retains control of the service and is the primary obligor. We record commissions received on a net basis.

Accounts Receivable – Accounts receivable, principally consist of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of historical collection experience, age of outstanding receivables, current economic conditions and a specific customer’s ability to meet its financial obligations. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer monthly billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to communication services and product sales of $24.0 million and $23.8 million at March 31, 2018 and December 31, 2017, respectively.

Contract Balances – Contract assets include unbilled amounts resulting when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets principally consist of discounts and promotional credits given to customers. The current and noncurrent portion of contract assets is included in prepaid expenses and other and other assets, respectively in the accompanying consolidated balance sheets.

Our contract liabilities consist of services billed in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. We classify these amounts as current or noncurrent based on the timing of when we expect to recognize revenue.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Revenues, Continued:

The following table provides a rollforward of contract assets and liabilities from contracts with customers:

(Millions)	Contract Assets		Contract Liabilities
Balance at January 1, 2018	$13.1	(a)	$(209.3)	(b)
Revenue recognized included in opening contract balance	(0.8)		168.7
Cash received, excluding amounts recognized as revenue	—		(163.1)
Credits granted, excluding amounts recognized as revenue	0.6		—
Balance at March 31, 2018	$12.9	(a)	$(203.7)	(b)

(a)	Includes $8.6 million and $3.6 million in prepaid expense and other and $4.3 million and $9.5 million in other assets as of March 31, 2018 and January 1, 2018, respectively.

(b)	Includes $191.3 million and $198.3 million in advance payments and customer deposits and $12.4 million and $11.0 million in other liabilities as of March 31, 2018 and January 1, 2018, respectively.

Remaining Performance Obligations – At March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.4 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 34.3 percent, 36.2 percent and 23.2 percent of our remaining performance obligations as revenue during the remainder of 2018, 2019 and 2020, with the remaining balance thereafter.

Certain contracts provide customers the option to purchase additional services or usage based services. The fees related to the additional services or usage based services are recognized when the customer exercises the option, typically on a month-to-month basis. In accordance with the practical expedient available under the new standard, these services have been excluded from the remaining performance obligations above.

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the three months ended March 31, 2018 were as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$243.6	$—	$—	$24.4	$268.0
Voice and long-distance	31.4	242.8	—	—	274.2
Video and miscellaneous	11.4	—	—	—	11.4
Dial-up, e-mail and miscellaneous	—	—	—	22.8	22.8
Data and integrated services	—	387.7	—	—	387.7
Small business services	78.1	—	—	—	78.1
Core wholesale (a)	—	—	142.0	—	142.0
Resale (b)	—	—	18.3	—	18.3
Wireless TDM	—	—	3.2	—	3.2
Switched access	8.1	—	9.4	—	17.5
Miscellaneous	—	38.9	—	—	38.9
Service revenues from contracts with customers	372.6	669.4	172.9	47.2	1,262.1
Product sales	5.5	13.2	0.1	0.1	18.9
Total revenue from contracts with customers	378.1	682.6	173.0	47.3	1,281.0
Other service revenues (c)	98.4	63.5	10.8	0.6	173.3
Total revenues and sales	$476.5	$746.1	$183.8	$47.9	$1,454.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Revenues, Continued:

(a)	Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(b)Revenues represent voice and data services sold to other communications services providers on a resale basis.

(c)Other service revenues primarily include end user surcharges, Connect America Fund Phase II funding and lease revenue.

Deferred Commissions and Other Costs to Fulfill a Contract – Our direct incremental costs of obtaining a contract, consisting of sales commissions, are deferred and amortized using a portfolio approach over the estimated life of the customer, if renewals are expected and the renewal commission is not commensurate with the initial commission. We classify deferred commissions as current or noncurrent based on the timing of when we expect to recognize the expense.

Certain costs associated with activating services, including costs to develop customized solutions and provision services are also deferred and recognized using a portfolio approach as an operating expense over the estimated life of the customer including renewal periods as costs incurred for renewal periods are not commensurate with the initial costs to fulfill. Determining the amount of costs to fulfill requires judgment. In determining costs to fulfill consideration is given to periodic time studies, management estimates and statistics from internal information systems.

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets in our consolidated balance sheets. Deferred contract costs totaled $43.6 million at March 31, 2018, of which $30.4 million and $13.2 million was included in prepaid expenses and other and other assets, respectively. At January 1, 2018, deferred contract costs were $44.6 million, of which $30.3 million and $14.3 million was included in prepaid expenses and other and other assets, respectively. Amortization of deferred contract costs was $10.8 million for the three months ended March 31, 2018.

3. Acquisitions:

MASS Communications

On March 27, 2018, Windstream Holdings acquired MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors for initial cash consideration of approximately $37.6 million, including $2.5 million of expected earn-out payments, which have been funded into an escrow account. The acquisition was accounted using the acquisition method and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. In allocating the purchase price, we recorded approximately $1.9 million of tangible assets, consisting primarily of accounts receivable, $10.0 million associated with a customer list intangible asset, $3.7 million of trade accounts payable and other current liabilities, and $29.4 million of goodwill. The purchase price allocation is preliminary and subject to change based on receipt of information currently not available to us, including the tax basis of the assets acquired. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with this acquisition was primarily attributable to the MASS workforce and expected synergies. None of the goodwill recorded in this acquisition is expected to be deductible for income tax purposes. The results of MASS’ operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

Broadview Network Holdings, Inc.

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), pursuant to the terms of the Agreement and Plan of Merger (the “Broadview Merger Agreement”) dated April 12, 2017, whereby Broadview merged into Beethoven Merger Subsidiary, Inc., with Broadview surviving as an indirect wholly owned subsidiary of Windstream Holdings, and changing its name to Windstream BV Holdings, Inc. Broadview is a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services, which will improve our competitiveness and ability to provide enhanced services to business customers. Upon completion of the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility. The transaction is valued at approximately $230.0 million.

We accounted for the merger using the acquisition method of accounting and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the merger date. During the first quarter of 2018, we adjusted our preliminary purchase price allocation for changes in the estimated fair value of certain acquired assets, resulting from new information about facts and circumstances that existed at the time of acquisition. The adjustments primarily consisted of an increase of $4.2 million in property, plant and equipment, reflecting updates to replacement cost information applicable to the valuation of these assets. The impact of this change on depreciation expense was not material to our consolidated results of operations. The adjustments to the estimated fair values of assets acquired and liabilities assumed resulted in an offsetting change to goodwill of $3.8 million.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed for Broadview.

(Millions)	Allocation as of December 31, 2017	Adjustments	Preliminary Allocation
Fair value of assets acquired:
Accounts receivable	$17.4	$—	$17.4
Other current assets	7.1	(0.2)	6.9
Property, plant and equipment	37.1	4.2	41.3
Goodwill	121.3	(3.8)	117.5
Customer lists (a)	45.0	—	45.0
Trade names (b)	21.0	—	21.0
Developed technology (c)	10.0	—	10.0
Deferred income taxes	9.7	—	9.7
Other assets	2.6	(0.2)	2.4
Total assets acquired	271.2	—	271.2
Fair value of liabilities assumed:
Short-term debt obligations	160.2	—	160.2
Other current liabilities	46.9	—	46.9
Other liabilities	0.8	—	0.8
Total liabilities assumed	207.9	—	207.9
Cash paid, net of cash acquired	$63.3	$—	$63.3

(a)	Customer lists are amortized using the sum-of-years digits methodology over a weighted average life of 10 years.

(b)	Trade names are amortized on a straight-line basis over an estimated useful life of 1 and 10 years.

(c)	Internally developed technology is amortized on a straight-line basis over an estimated useful life of 5 years.

The preliminary fair values of the assets acquired and liabilities assumed were determined utilizing income, cost and market approaches with the assistance of a third-party valuation firm. The customer list was valued based on the present value of future cash flows and the trade names and developed technology were valued using the relief-from-royalty method, both of which are income approaches. Significant assumptions utilized in these income approaches were based on our specific information and projections, which are not observable in the market and are thus considered Level 3 measurements as defined by authoritative guidance. The cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, was used as appropriate for valuing property, plant and equipment. The cost to replace a given asset reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation. The fair value of Broadview’s short-term debt obligations, consisting of a revolving credit facility and 10.5 percent senior notes due November 15, 2017 (“Broadview 2017 Notes”), were based on redemption cost and quoted market prices, respectively.

The results of Broadview’s operations are included in our consolidated results of operations beginning on July 28, 2017. For the three month periods ended March 31, 2018, our consolidated results of operations include revenues and sales of $69.4 million and operating income of $10.7 million attributable to Broadview. We incurred $1.9 million of merger and integration expenses during the three month periods ended March 31, 2018 related to the completion of this acquisition (see Note 9). Pro forma financial information for Broadview has not been presented because the effects of this acquisition were not material to our consolidated results of operations.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

EarthLink Holdings Corp.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016, whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). EarthLink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the Merger, we added approximately 700,000 customers and approximately 16,000 incremental route fiber miles, which expanded our national footprint to approximately 150,000 fiber route miles and enhanced our ability to offer customers expanded products, services and enhanced enterprise solutions. We also expect to achieve operating expense and capital expenditure synergies in integrating the acquired operations. Pursuant to the terms of the Merger Agreement, each share of EarthLink common stock was exchanged for .818 of Windstream Holdings common stock. No fractional shares were issued in the Merger, with a cash payment being made in lieu of fractional shares. Employee restricted stock units issued by EarthLink that were outstanding as of the merger date were exchanged for an equivalent number of Windstream Holdings restricted stock units based on the same exchange ratio of EarthLink common stock to Windstream Holdings common stock of .818 per share. The replacement restricted stock units remain subject to the vesting and other terms and conditions prescribed by the EarthLink equity plans that were assumed by us in the Merger. In the aggregate, Windstream Holdings issued 87.8 million shares of its common stock and 5.2 million of replacement equity awards. Windstream also assumed $435.3 million aggregate principal amount of EarthLink’s long-term debt, which we refinanced, as further discussed in Note 5. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes and is valued at approximately $1.1 billion.

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the three month periods ended March 31, 2017, our consolidated results of operations include revenues and sales of $211.9 million and operating loss of $(2.8) million attributable to EarthLink. We incurred $4.4 million and $53.1 million of merger and integration expenses during the three month periods ended March 31, 2018 and 2017, respectively, related to the completion of the Merger (see Note 9).

The following unaudited pro forma consolidated results of operations of Windstream for the three months ended March 31, 2017 assume that the Merger occurred as of January 1, 2016:

(Millions)
Revenues and sales	$1,515.2
Operating income	$94.9
Net loss	$(82.3)
Loss per share	($.45)

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2017:
Goodwill	$4,683.2
Accumulated impairment loss	(1,840.8)
Balance at December 31, 2017, net	2,842.4
Changes during the period:
Broadview measurement period adjustments	(3.8)
MASS acquisition	29.4
Balance at March 31, 2018:
Goodwill	4,708.8
Accumulated impairment loss	(1,840.8)
Balance at March 31, 2018, net	$2,868.0

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Balance at December 31, 2017:
Goodwill	$2,321.2	$961.8	$1,297.1	$103.1	$4,683.2
Accumulated impairment loss	(1,417.8)	—	(423.0)	—	(1,840.8)
Balance at December 31, 2017, net	903.4	961.8	874.1	103.1	2,842.4
Changes during the period:
Broadview measurement period adjustments	—	(3.8)	—	—	(3.8)
MASS acquisition	—	29.4	—	—	29.4
Balance at March 31, 2018:
Goodwill	2,321.2	987.4	1,297.1	103.1	4,708.8
Accumulated impairment loss	(1,417.8)	—	(423.0)	—	(1,840.8)
Balance at March 31, 2018, net	$903.4	$987.4	$874.1	$103.1	$2,868.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at:

	March 31, 2018			December 31, 2017
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(382.5)	$902.6	$1,285.1	$(371.8)	$913.3
Customer lists	2,114.6	(1,670.0)	444.6	2,104.6	(1,626.6)	478.0
Cable franchise rights	17.3	(9.4)	7.9	17.3	(9.1)	8.2
Trade names	29.0	(3.3)	25.7	29.0	(2.2)	26.8
Developed technology and software	33.0	(9.5)	23.5	33.0	(7.1)	25.9
Patents	10.6	(9.0)	1.6	10.6	(8.4)	2.2
Balance	$3,489.6	$(2,083.7)	$1,405.9	$3,479.6	$(2,025.2)	$1,454.4

Intangible asset amortization methodology and useful lives were as follows as of March 31, 2018:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1-10 years
Developed technology and software	straight-line	3-5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $58.5 million and $48.8 million for the three month periods ended March 31, 2018 and 2017, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the five years ended December 31:

Year	(Millions)
2018	$225.1
2019	181.8
2020	140.6
2021	105.0
2022	73.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	March 31, 2018	December 31, 2017
Issued by Windstream Services:
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	$1,189.6	$1,192.6
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	572.7	574.2
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	1,028.0	775.0
2025 Notes – 8.625%, due October 31, 2025 (b)	600.0	600.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020	492.9	492.9
2021 Notes – 7.750%, due October 1, 2021	88.9	88.9
2022 Notes – 7.500%, due June 1, 2022	41.6	41.6
2023 Notes – 7.500%, due April 1, 2023	120.4	120.4
2023 Notes – 6.375%, due August 1, 2023	1,147.6	1,147.6
2024 Notes – 8.750%, due December 15, 2024	684.3	834.3
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (c)	100.0	100.0
Net discount on long-term debt (d)	(59.5)	(61.6)
Unamortized debt issuance costs (d)	(59.3)	(62.0)
	5,947.2	5,843.9
Less current maturities	(17.9)	(169.3)
Total long-term debt	$5,929.3	$5,674.6

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

(b)
The notes are guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The notes and the guarantees are secured by a first priority lien on Windstream Services’ and the guarantors’ assets that secure the obligations under the senior secured credit facility.

(c)	These bonds are secured equally with the senior secured credit facility with respect to the assets of Windstream Holdings of the Midwest, Inc.

(d)	The net (discount) premium balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt, Continued:

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

During the first three months of 2018, Windstream Services borrowed $313.0 million under the revolving line of credit in its senior secured credit facility and retired $60.0 million of these borrowings through March 31, 2018. Borrowings under the revolving line of credit include $150.0 million for the one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018. Considering letters of credit of $23.3 million, the amount available for borrowing under the revolving line of credit was $198.7 million at March 31, 2018.

During the first three months of 2018, the variable interest rate on the revolving line of credit ranged from 3.40 percent to 5.75 percent, and the weighted average rate on amounts outstanding was 3.62 percent during the period. Comparatively, the variable interest rate ranged from 2.65 percent to 5.00 percent during the first three months of 2017, with a weighted average rate on amounts outstanding during the period of 2.83 percent.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt, Continued:

Net Loss on Early Extinguishment of Debt

The net loss on early extinguishment of debt was as follows for the three months ended March 31, 2017:

(Millions)
EarthLink 2019 and 2020 Notes:
Premium on early redemption	$(18.3)
Unamortized premium recorded in the Merger	16.3
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	(2.0)
Senior secured credit facility:
Unamortized discount on original issuance	(0.3)
Unamortized debt issuance costs on original issuance	(0.9)
Loss on early extinguishment of senior secured credit facility	(1.2)
Net loss on early extinguishment of debt	$(3.2)

Maturities for long-term debt outstanding as of March 31, 2018, excluding $59.5 million of unamortized net discount and $59.3 million of unamortized debt issuance costs, were as follows:

Twelve month period ended:	(Millions)
March 31, 2019	$17.9
March 31, 2020	17.9
March 31, 2021	2,692.2
March 31, 2022	94.7
March 31, 2023	47.3
Thereafter	3,196.0
Total	$6,066.0

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

Interest Expense

Interest expense was as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Interest expense - long-term debt	$101.9	$85.9
Interest expense - long-term lease obligations:
Telecommunications network assets	118.5	122.8
Real estate contributed to pension plan	1.5	1.5
Impact of interest rate swaps	0.6	2.8
Interest on capital leases and other	1.5	1.1
Less capitalized interest expense	(0.9)	(2.3)
Total interest expense	$223.1	$211.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt, Continued:

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, including restricted payments to Windstream Holdings by Windstream Services. As of March 31, 2018, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. As previously discussed, the 2024 Notes include certain provisions that prohibit Windstream Services’ ability to issue restricted payments to Windstream Holdings, if its consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making rent payments under the master lease with Uniti and to pay certain administrative expenses. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of March 31, 2018.

As further discussed in Note 15, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (as amended and supplemented, the “2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti in April 2015 constituted a “sale and leaseback transaction” (as defined in the 2013 Indenture) which did not comply with the Sale and Leaseback covenant under the 2013 Indenture. The Original Notice further alleged that Windstream Services violated the restricted payment covenant under the 2013 Indenture by not delivering an officers’ certificate as required by the 2013 Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the 2013 Indenture.

On November 6, 2017, Windstream Services completed an exchange of certain of its existing senior notes for additional 6.375 percent 2023 Notes and received consents from holders representing a majority of the outstanding aggregate principal amount of the 6.375 percent 2023 Notes to certain waivers and amendments relating to the defaults alleged in the Original Notice (the “Exchange and Consent Transactions”). On November 6, 2017, Windstream Services, the co-issuer, the guarantors party thereto and the Trustee executed a supplemental indenture to the 2013 Indenture giving effect to such waivers and amendments.

Additionally during the fourth quarter of 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, April 2023 Notes and the existing 6.375 percent 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Windstream Services Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Windstream Services Notes. Windstream Services, the trustee under the indentures governing the Windstream Services Notes and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation. The waivers and amendments are now effective and operative and, as such, are binding on all holders of the Windstream Services Notes. Consent delivered pursuant to the consent solicitations may not be revoked. As a result of the debt exchanges and the consent transactions, Windstream Services has been, and remains, in compliance with all of the covenants under the 2013 Indenture.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives:

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

Windstream Services does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges. For our derivatives which have been designated and qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same periods during which the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on Windstream Services’ variable-rate debt.

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

As a result of previous refinancing transactions, Windstream Services de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive income related to those swaps. The frozen balance is amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

All derivative instruments are recognized at fair value in the accompanying consolidated balance sheets as either assets or liabilities, depending on the rights or obligations under the related contracts.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	March 31, 2018	December 31, 2017
Designated portion, measured at fair value:
Other assets	$20.0	$11.8
Other current liabilities	$5.0	$7.8
Other non-current liabilities	$3.9	$10.5
Accumulated other comprehensive income	$50.7	$33.7
De-designated portion, unamortized value:
Accumulated other comprehensive income	$(4.5)	$(5.4)
Weighted average fixed rate paid	0.50%	0.82%
Variable rate received	1.81%	1.49%

Prior to the adoption of ASU 2017-12, effective as of January 1, 2018, derivatives were assessed for effectiveness each quarter and any ineffectiveness was recognized in other (expense) income, net in our consolidated statements of operations. There was no ineffectiveness recognized on the cash flow hedges for the three month period ended March 31, 2017.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of March 31, 2018. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

Windstream Services expects to recognize net losses of $5.0 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for those interest swap agreements at March 31, 2018. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the three month periods ended March 31:

(Millions)	2018	2017
Changes in fair value, net of tax (a)	$11.0	$2.1
Amortization of net unrealized losses on de-designated interest rate swaps, net of tax (a)	$0.7	$0.9

(a)
Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings. For 2017, this amount reflects only the effective portion of the change in fair value of the cash flow hedges.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $11.7 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At March 31, 2018, Windstream Services had not posted any collateral related to its interest rate swap agreements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables presents the assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2018 and December 31, 2017. Information pertaining to derivative assets was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Assets	Net Amount of Assets presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018:
Interest rate swaps	$20.0	$20.0	$(5.7)	$—	$14.3

December 31, 2017:
Interest rate swaps	$11.8	$11.8	$(2.9)	$—	$8.9

Information pertaining to derivative liabilities was as follows:

			Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Recognized Liabilities	Net Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2018:
Interest rate swaps	$8.9	$8.9	$(5.7)	$—	$3.2

December 31, 2017:
Interest rate swaps	$18.3	$18.3	$(2.9)	$—	$15.4

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Fair Value Measurements, Continued:

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three-month period ended March 31, 2018 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of March 31, 2018 or December 31, 2017.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	March 31, 2018	December 31, 2017
Recorded at Fair Value in the Financial Statements:
Derivatives - Interest rate swap assets - Level 2	$20.0	$11.8
Derivatives - Interest rate swap liabilities - Level 2	$8.9	$18.3
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,870.3	$4,824.2

(a)
Recognized at carrying value of $6,006.5 million and $5,905.9 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of March 31, 2018 and December 31, 2017, the fair values of the interest rate swaps were reduced by $2.4 million and $4.8 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the three-month period ended March 31, 2018.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of pension benefit (income) expense, including provision for executive retirement agreements, were as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Benefits earned during the period (a)	$0.9	$2.1
Interest cost on benefit obligation (b)	10.2	11.6
Amortization of prior service credit (b)	(1.2)	(0.1)
Expected return on plan assets (b)	(14.3)	(13.6)
Net periodic benefit income	$(4.4)	$—

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other income (expense), net.

For 2018, the expected employer contributions for pension benefits consists of $19.2 million to the qualified pension plan to satisfy our remaining 2017 and 2018 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. On January 12, 2018, we made our required quarterly employer contribution of $5.2 million in cash to the qualified pension plan. On February 27, 2018, we contributed 3.95 million shares of our common stock with a value of approximately $5.9 million to the qualified pension plan. We intend to fund the remaining 2018 contributions using our common stock, cash, or a combination thereof.

The components of postretirement benefits expense were as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Interest cost on benefit obligation (a)	$0.2	$0.3
Amortization of net actuarial loss (a)	0.1	—
Amortization of prior service credit (a)	(0.1)	(0.1)
Net periodic benefit expense	$0.2	$0.2

(a)Included in other income (expense), net.

We contributed $0.4 million to the postretirement plan during the three-month period ended March 31, 2018, excluding amounts that were funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $6.3 million and $6.8 million in the three month periods ended March 31, 2018 and 2017, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2018 and 2017 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. In March 2018, we contributed 17.0 million shares of our common stock with a fair value of $26.9 million to the plan for the 2017 annual matching contribution.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans:

Under the Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”), we may issue a maximum of 24.3 million equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of March 31, 2018, the Incentive Plan had remaining capacity of approximately 1.4 million awards.We also had additional remaining capacity of 4.7 million awards under similar equity incentive plans assumed in prior acquisitions. On February 6, 2018, the Compensation Committee of our Board of Directors approved an amendment to the Incentive Plan subject to the approval of stockholders at our annual shareholders’ meeting to be held on May 21, 2018. Specifically, our stockholders are being asked to approve amendments to (i) extend the term of the Incentive Plan through February 6, 2023, and (ii) increase the maximum number of shares authorized for issuance or delivery under the Incentive Plan from 24.3 million to 33.9 million shares.

Stock Options – At December 31, 2017, we had approximately 0.2 million of vested stock option awards outstanding, all of which had been issued in conjunction with past acquisitions as replacement awards to former employees of the acquired companies. Substantially all of these options have exercise prices that are significantly higher than the current market price of our common stock and therefore are not likely to be exercised during the next twelve months. Prior to 2018, no other stock options had been granted by us. In February 2018, our Board of Directors granted 5.3 million stock options to certain officers, executives and other key management employees. Under terms of the grant award, the stock options vest ratably over a three-year period from the date of grant and the exercise price of the option equals the market value of our common stock on the date of grant. The maximum term for each option granted is 10 years. Our practice is to issue new shares of common stock upon the exercise of stock options. We measure the cost of employee stock options based on the grant-date fair value and recognize that cost on a straight-line basis over the period in which a recipient is required to provide services in exchange for the options, which is equal to the vesting period.

The weighted average fair value of stock options granted during the three months ended March 31, 2018 was $.85 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

Expected life	6.1 years
Expected volatility	58.6%
Dividend yield	—%
Risk-free interest rate	2.6%

Because we do not have historical exercise experience for non-replacement stock options to reasonably estimate future exercise patterns, we used the simplified method available under current SEC rules to derive the expected life assumption, which was computed based on the average of the vesting and contractual terms of the stock options. Expected volatility was based on the historical volatility of our common stock using the weighted average of historical daily price changes of our common stock including the most recent period equal to the expected life of the stock option on the date of grant. The expected dividend yield reflects the elimination of our quarterly common stock dividend in the third quarter of 2017. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the stock options.

The following table summarizes stock option activity as of March 31, 2018:

	(Thousands) Number of Shares Underlying Options	Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions) Aggregate Intrinsic Value
Outstanding at December 31, 2017	170.8	$13.64
Granted	5,309.0	$1.50
Exercised	—	$—
Canceled	—	$—
Forfeited	(61.5)	$16.86
Outstanding at March 31, 2018	5,418.3	$1.71	9.7	$9.3
Vested or expected to vest at March 31, 2018	4,940.5	$1.73	9.7	$8.5
Exercisable at March 31, 2018	109.3	$11.83	1.9	$1.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

The following table summarizes stock option information as of March 31, 2018:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands) Number of Options	Weighted Average Exercise Price	(Thousands) Number of Options	Weighted Average Exercise Price
$1.50	5,309.0	$1.50	—	$—
$2.94 - $9.98	33.8	$8.37	33.8	$8.37
$10.00 - $32.00	75.5	$13.38	75.5	$13.38
	5,418.3	$1.71	109.3	$11.83

At March 31, 2018, total unamortized compensation cost for non-vested stock option awards amounted to $3.6 million and is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock and Restricted Stock Units – Our board of directors may approve grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. Grants may include time-based and performance-based awards. Time-based awards granted to employees generally vest over a service period of two or three years. Performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of specified targets over a three-year period. There were no restricted stock awards granted during the first quarter of 2018.

Service-based restricted stock and restricted unit activity for the three-month period ended March 31, 2018 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2017	5,114.1	$6.29
Granted	—	$—
Vested	(2,394.2)	$7.08
Forfeited	(157.0)	$7.10
Non-vested at March 31, 2018	2,562.9	$5.50

Performance restricted stock unit activity for the three-month period ended March 31, 2018 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2017	2,603.5	$6.58
Granted	—	$—
Vested	(501.3)	$7.22
Forfeited	(292.5)	$5.52
Non-vested at March 31, 2018	1,809.7	$5.67

At March 31, 2018, unrecognized compensation expense for restricted stock and restricted stock units totaled $15.2 million and is expected to be recognized over the weighted average vesting period of 1.5 years. The total fair value of shares vested was $20.6 million for the three-month period ended March 31, 2018, as compared to $31.1 million for the same period in 2017. Share-based compensation expense for restricted stock and restricted stock units was $3.6 million and $10.0 million for the three month periods ended March 31, 2018 and 2017, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream Holdings common stock.

A summary of share-based compensation expense was as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Restricted stock, restricted units and stock options	$3.6	$10.0
Employee savings plan (See Note 8)	6.3	6.8
Share-based compensation expense	$9.9	$16.8

10. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred in the first quarter of 2017, exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration. We completed this project in 2017.

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

During the first quarter of 2018, we completed a restructuring of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 400 employees and incurred a restructuring charge of $13.7 million, consisting of severance and employee benefit costs. During the first quarter of 2017, we completed reductions in our workforce eliminating approximately 280 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $7.1 million.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Other Costs and Restructuring Charges, Continued:

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Merger, integration and other costs:
Information technology conversion costs	$0.4	$0.9
Costs related to merger with EarthLink (a)	4.4	53.1
Costs related to merger with Broadview (b)	1.9	—
Costs related to acquisition of MASS	0.6	—
Network optimization and contract termination costs	—	3.3
Total merger, integration and other costs	7.3	57.3
Restructuring charges	13.7	7.4
Total merger, integration and other costs and restructuring charges	$21.0	$64.7

(a)
For the three month period ended March 31, 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $3.0 million and other miscellaneous expenses of $1.4 million. Comparatively, during the first quarter of 2017, we incurred investment banking, legal, accounting and other consulting fees of $23.4 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $24.5 million, share-based compensation expense of $4.4 million attributable to the accelerated vesting of replacement equity awards for terminated EarthLink employees and other miscellaneous expenses of $0.8 million.

(b)	Includes severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.3 million and other miscellaneous expenses of $0.6 million.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss $15.9 million and $44.9 million for the three month periods ended March 31, 2018 and 2017, respectively.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at March 31:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2017	$10.3	$5.0	$4.2	$19.5
Expenses incurred in period	7.3	13.7	—	21.0
Cash outlays during the period	(10.0)	(12.8)	(0.9)	(23.7)
Balance at March 31, 2018	$7.6	$5.9	$3.3	$16.8

Payments of these liabilities will be funded through operating cash flows.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2018	December 31, 2017
Pension and postretirement plans	$3.1	$4.0
Unrealized net gains on interest rate swaps:
Designated portion	33.4	20.7
De-designated portion	(2.6)	(3.3)
Accumulated other comprehensive income	$33.9	$21.4

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2017	$17.4	$4.0	$21.4
Cumulative effect of adoption of ASU 2017-12	1.7	—	1.7
Other comprehensive income before reclassifications	11.0	—	11.0
Amounts reclassified from other accumulated comprehensive income (a)	0.7	(0.9)	(0.2)
Balance at March 31, 2018	$30.8	$3.1	$33.9

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2018	2017
Interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	$0.9	$1.5		Interest expense
	0.9	1.5		Loss before income taxes
	(0.2)	(0.6)		Income tax benefit
	0.7	0.9		Net loss
Pension and postretirement plans:
Amortization of net actuarial loss	0.1	—	(a)
Amortization of prior service credits	(1.3)	(0.2)	(a)
	(1.2)	(0.2)		Loss before income taxes
	0.3	0.1		Income tax benefit
	(0.9)	(0.1)		Net loss
Total reclassifications for the period, net of tax	$(0.2)	$0.8		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (income) (see Note 8).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Loss per Share:

We compute basic loss per share by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of loss per share pursuant to the two-class method. Calculations of loss per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. Commencing in the third quarter of 2017, we eliminated our quarterly common stock dividend. Dividends declared were $.15 per share for the first quarter of 2017.

Diluted loss per share is computed by dividing net loss applicable to common shares by the weighted average number of common shares adjusted to include the effect of potentially dilutive securities. Potentially dilutive securities include incremental shares issuable upon vesting of restricted stock units and from exercise of outstanding stock options and warrants. Diluted loss per share excludes all potentially dilutive securities because their effect is anti-dilutive.

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not dilutive under the two-class method until the performance conditions have been satisfied. As of March 31, 2018, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Restricted stock units, stock options and warrants are included in the computation of dilutive earnings (loss) per share using the treasury stock method.

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2018	2017
Basic and diluted loss per share:
Numerator:
Net loss	$(121.4)	$(111.3)
Income allocable to participating securities	—	(0.6)
Net loss attributable to common shares	$(121.4)	$(111.9)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	187.0	130.4
Weighted average participating securities	—	(4.3)
Weighted average basic and diluted shares outstanding	187.0	126.1
Basic and diluted loss per share:
Net loss	($.65)	($.89)

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses for the three month periods ended March 31, 2018 and 2017. We had 4.4 million restricted stock units and 5.4 million stock options outstanding as of March 31, 2018, compared to 5.2 million restricted stock units and 0.2 million stock options outstanding at March 31, 2017.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information:

Effective November 1, 2017, we reorganized our business operations and changed the composition of our business segments. Prior period segment information has been revised to reflect these changes, which had no impact on our consolidated results of operations. We disaggregate our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. Following our reorganization, we now operate and report the following four segments:

•
Consumer & Small Business – We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a premium broadband and video entertainment offering in several of our markets.

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

•
Enterprise – Products and services offered to our business customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, data transport services, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

•
Wholesale – Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We also offer traditional services including special access services and Time Division Multiplexing (“TDM”) private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

•
Consumer CLEC – Products and services offered to customers include traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

We evaluate performance of the segments based on contribution margin or segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment revenues also include revenue from federal and state universal service funds, CAF Phase II support, funds received from federal access recovery mechanisms, revenues from providing switched access services, including usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities, certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, and product sales to contractors. There are no differences between total segment revenues and sales and total consolidated revenues and sales.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation, pension expense, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended March 31,
(Millions)	2018	2017
Consumer & Small Business:
Revenues and sales	$476.5	$504.4
Costs and expenses	194.6	215.4
Segment income	$281.9	$289.0
Enterprise:
Revenues and sales	$746.1	$661.8
Cost and expenses	600.3	537.8
Segment income	$145.8	$124.0
Wholesale:
Revenues and sales	$183.8	$178.8
Costs and expenses	55.5	51.7
Segment income	$128.3	$127.1
Consumer CLEC:
Revenues and sales	$47.9	$20.7
Costs and expenses	20.6	10.0
Segment income	$27.3	$10.7
Total segment revenues and sales	$1,454.3	$1,365.7
Total segment costs and expenses	871.0	814.9
Total segment income	$583.3	$550.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information, Continued:

The following table reconciles segment income to consolidated net loss:

	Three Months Ended March 31,
(Millions)	2018	2017
Total segment income	$583.3	$550.8
Depreciation and amortization	(381.8)	(338.5)
Other unassigned operating expenses	(132.5)	(168.2)
Other income (expense), net	(2.3)	2.6
Net loss on early extinguishment of debt	—	(3.2)
Interest expense	(223.1)	(211.8)
Income tax benefit	35.0	57.0
Net loss	$(121.4)	$(111.3)

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

Following the acquisitions, the acquired legal entities of EarthLink, Broadview and MASS have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented herein includes the acquired EarthLink operations beginning on February 27, 2017, the acquired Broadview operations beginning on July 28, 2017, and the acquired MASS operations as of March 27, 2018.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three month periods ended March 31, 2018 and 2017, condensed consolidating and combined balance sheets as of March 31, 2018 and December 31, 2017, and condensed consolidating and combined statements of cash flows for the three month periods ended March 31, 2018 and 2017 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended March 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$294.7	$1,168.8	$(28.1)	$1,435.4
Product sales	—	17.7	1.2	—	18.9
Total revenues and sales	—	312.4	1,170.0	(28.1)	1,454.3
Costs and expenses:
Cost of services	—	127.7	636.9	(27.7)	736.9
Cost of products sold	—	15.2	1.6	—	16.8
Selling, general and administrative	—	38.8	189.9	(0.4)	228.3
Depreciation and amortization	1.6	123.6	256.6	—	381.8
Merger, integration and other costs	—	—	7.3	—	7.3
Restructuring charges	—	1.5	12.2	—	13.7
Total costs and expenses	1.6	306.8	1,104.5	(28.1)	1,384.8
Operating (loss) income	(1.6)	5.6	65.5	—	69.5
(Losses) earnings from consolidated subsidiaries	(53.9)	3.7	19.0	31.2	—
Other income (expense), net	0.5	(0.3)	(2.5)	—	(2.3)
Intercompany interest income (expense)	16.8	(10.5)	(6.3)	—	—
Interest expense	(100.8)	(36.1)	(86.2)	—	(223.1)
Loss before income taxes	(139.0)	(37.6)	(10.5)	31.2	(155.9)
Income tax benefit	(18.0)	(9.8)	(7.1)	—	(34.9)
Net loss	$(121.0)	$(27.8)	$(3.4)	$31.2	$(121.0)
Comprehensive loss	$(110.2)	$(27.8)	$(3.4)	$31.2	$(110.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended March 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$266.9	$1,096.3	$(18.8)	$1,344.4
Product sales	—	19.6	1.7	—	21.3
Total revenues and sales	—	286.5	1,098.0	(18.8)	1,365.7
Costs and expenses:
Cost of services	—	117.5	584.5	(18.2)	683.8
Cost of products sold	—	18.7	2.1	—	20.8
Selling, general and administrative	—	38.4	175.7	(0.6)	213.5
Depreciation and amortization	2.7	90.8	245.0	—	338.5
Merger, integration and other costs	—	2.8	54.5	—	57.3
Restructuring charges	—	1.3	6.1	—	7.4
Total costs and expenses	2.7	269.5	1,067.9	(18.8)	1,321.3
Operating (loss) income	(2.7)	17.0	30.1	—	44.4
Losses from consolidated subsidiaries	(70.8)	(15.9)	(7.2)	93.9	—
Other income, net	0.2	0.2	2.2	—	2.6
Net loss on early extinguishment of debt	(1.2)	(2.0)	—	—	(3.2)
Intercompany interest income (expense)	26.2	(11.7)	(14.5)	—	—
Interest expense	(84.8)	(39.5)	(87.5)	—	(211.8)
Loss before income taxes	(133.1)	(51.9)	(76.9)	93.9	(168.0)
Income tax benefit	(22.0)	(13.8)	(21.1)	—	(56.9)
Net loss	$(111.1)	$(38.1)	$(55.8)	$93.9	$(111.1)
Comprehensive loss	$(108.2)	$(38.1)	$(55.8)	$93.9	$(108.2)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of March 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$22.0	$0.4	$38.1	$—	$60.5
Accounts receivable, net	—	238.1	360.0	(3.3)	594.8
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	—	2,049.0	(2,049.0)	—
Inventories	—	72.4	17.9	—	90.3
Prepaid expenses and other	26.0	47.7	124.2	—	197.9
Total current assets	48.0	363.6	2,589.2	(2,057.3)	943.5
Investments in consolidated subsidiaries	5,622.3	596.4	417.3	(6,636.0)	—
Notes receivable - affiliate	—	305.9	—	(305.9)	—
Goodwill	657.2	1,712.7	498.1	—	2,868.0
Other intangibles, net	471.9	436.4	497.6	—	1,405.9
Net property, plant and equipment	5.5	1,296.2	3,961.9	—	5,263.6
Deferred income taxes	—	467.5	186.6	(264.3)	389.8
Other assets	33.3	17.2	60.0	—	110.5
Total Assets	$6,838.2	$5,195.9	$8,210.7	$(9,263.5)	$10,981.3
Liabilities and Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$17.9	$—	$—	$—	$17.9
Current portion of long-term lease obligations	—	56.9	137.4	—	194.3
Accounts payable	—	105.2	338.9	—	444.1
Affiliates payable, net	1,957.2	91.8	—	(2,049.0)	—
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	38.4	164.8	(3.3)	199.9
Accrued taxes	0.3	17.6	57.8	—	75.7
Accrued interest	83.1	3.4	0.6	—	87.1
Other current liabilities	5.8	87.3	175.9	—	269.0
Total current liabilities	2,064.3	400.6	880.4	(2,057.3)	1,288.0
Long-term debt	5,829.7	99.6	—	—	5,929.3
Long-term lease obligations	—	1,335.3	3,257.5	—	4,592.8
Notes payable - affiliate	—	—	305.9	(305.9)	—
Deferred income taxes	264.3	—	—	(264.3)	—
Other liabilities	17.1	59.2	432.1	—	508.4
Total liabilities	8,175.4	1,894.7	4,875.9	(2,627.5)	12,318.5
Commitments and Contingencies (See Note 15)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,223.7	3,958.6	1,395.7	(5,354.3)	1,223.7
Accumulated other comprehensive income	33.9	—	3.1	(3.1)	33.9
(Accumulated deficit) retained earnings	(2,594.8)	(696.8)	1,854.1	(1,157.3)	(2,594.8)
Total equity (deficit)	(1,337.2)	3,301.2	3,334.8	(6,636.0)	(1,337.2)
Total Liabilities and Equity (Deficit)	$6,838.2	$5,195.9	$8,210.7	$(9,263.5)	$10,981.3

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
Commitments and Contingencies (See Note 15)
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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(66.1)	$33.7	$272.2	$—	$239.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.1)	(51.7)	(165.8)	—	(217.6)
Acquisition of MASS	(37.6)	—	—	—	(37.6)
Other, net	—	0.5	(0.1)	—	0.4
Net cash used in investing activities	(37.7)	(51.2)	(165.9)	—	(254.8)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(0.5)	—	—	—	(0.5)
Repayments of debt and swaps	(217.1)	—	—	—	(217.1)
Proceeds from debt issuance	313.0	—	—	—	313.0
Debt issuance costs	(2.8)	—	—	—	(2.8)
Intercompany transactions, net	35.3	40.3	(75.6)	—	—
Payments under long-term lease obligations	—	(13.1)	(31.8)	—	(44.9)
Payments under capital lease obligations	—	(12.3)	(0.8)	—	(13.1)
Other, net	(2.1)	0.5	(0.9)	—	(2.5)
Net cash provided from (used in) financing activities	125.8	15.4	(109.1)	—	32.1
Increase (decrease) in cash and cash equivalents	22.0	(2.1)	(2.8)	—	17.1
Cash and Cash Equivalents:
Beginning of period	—	2.5	40.9	—	43.4
End of period	$22.0	$0.4	$38.1	$—	$60.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(33.4)	$72.2	$114.3	$—	$153.1
Cash Flows from Investing Activities:
Additions to property, plant and equipment	0.1	(39.9)	(203.6)	—	(243.4)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	—	(2.5)	—	(2.5)
Net cash provided from (used in) investing activities	0.1	(39.2)	(201.8)	—	(240.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(24.3)	—	—	—	(24.3)
Contributions from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(701.0)	(453.6)	—	—	(1,154.6)
Proceeds of debt issuance	1,315.6	—	—	—	1,315.6
Debt issuance costs	(7.0)	—	—	—	(7.0)
Intercompany transactions, net	(549.8)	441.8	108.0	—	—
Payments under long-term lease obligations	—	(11.9)	(28.7)	—	(40.6)
Payments under capital lease obligations	—	(6.4)	(2.3)	—	(8.7)
Other, net	(9.8)	0.8	(0.8)	—	(9.8)
Net cash provided from (used in) financing activities	33.3	(29.3)	76.2	—	80.2
Increase (decrease) in cash and cash equivalents	—	3.7	(11.3)	—	(7.6)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$5.9	$45.6	$—	$51.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Commitments and Contingencies:

Litigation

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its board of directors. This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ board of directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court dismissed Windstream as a named party and also dismissed the plaintiffs’ demand to rescind the spin-off, but otherwise denied Windstream’s motion to dismiss plaintiffs’ claims. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification which the Court granted on April 17, 2017. The parties have reached a preliminary settlement of all claims that is subject to court approval at a hearing scheduled for June 20, 2018.

In a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. ("Aurelius") asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, based on alleged violations of the associated indenture (the "2013 Indenture"). Aurelius primarily alleged that Windstream Services violated the 2013 Indenture by executing the REIT Spin-Off in April 2015 that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the Indenture and that violated Section 4.07 of the 2013 Indenture by not delivering certain required Officers' Certificates associated with alleged Restricted Payments. The Original Notice purported to constitute a written notice of default, which would trigger a 60-day grace or cure period after which the Indenture trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes could declare the principal amount of all outstanding 6.375 percent Notes to be immediately due and payable. If an “Event of Default” is found to have occurred under the 2013 Indenture, then such “Event of Default” could also constitute an “Event of Default” under the Windstream Services’ Credit Agreement. In addition, if an “Event of Default” is deemed to have occurred under the 2013 Indenture and Windstream Services’ obligations under the 2013 Indenture and the 6.375 percent 2023 Notes are accelerated, this could also constitute an “Event of Default” under the indentures governing the Windstream Services’ other senior notes.

In light of the allegations in the Original Notice, Windstream Services filed suit against U.S. Bank N.A., the Indenture Trustee (the “Trustee”), in Delaware Chancery Court seeking a declaration that it had not violated any provision of the 2013 Indenture and injunctive relief. On October 12, 2017, the Trustee filed suit in the Southern District of New York seeking a declaration that defaults had occurred. Windstream Services filed an answer and affirmative defenses in response to the Trustee’s complaint the following day, as well as counterclaims against the Trustee and Aurelius for declaratory relief. The Delaware action was subsequently dismissed.

Additionally, as outlined in Note 5, on October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the Notes, and on October 31, 2017, learned that based on tenders of notes in the exchange offers and consents delivered in the consent solicitation, upon early settlement of the exchange offers, holders representing the requisite percentage of the Notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Windstream Services and the Trustee executed a supplemental indenture, and new 6.375 percent Notes were issued, which gave effect to the waivers and consents for the Notes, is binding on all noteholders, and negates assertions made by Aurelius and the Indenture Trustee.During the fourth quarter of 2017, Windstream Services also completed consent solicitations with respect to each of its series of outstanding Notes, pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Notes. Windstream Services, the trustee under the indentures governing the Notes and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Commitments and Contingencies, Continued:

On November 22, 2017, Windstream Services filed a motion for judgment on the pleadings seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent Notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream Services asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the Indenture, which contains a "no-action" clause. Aurelius amended its counterclaims, and on February 2, 2018, Windstream Services filed an answer and affirmative defenses in response to the amended counterclaims. On November 27, 2017, Windstream Services received a second purported notice of default dated November 27, 2017 (the “Second Notice”) from Aurelius which alleged that certain of the Exchange and Consent Transactions violated the terms of the Indenture. Aurelius withdrew the Second Notice on December 6, 2017, and served an alleged notice of an Event of Default and acceleration on December 7, 2017 (“Notice of Acceleration”). The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the note associated with the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period. Windstream Services disputes that any amounts are due and owing and has denied all allegations made in the Original Notice, the Second Notice (now withdrawn) and the Notice of Acceleration, and asserted the allegations are without merit in the pending litigation. Windstream Services maintains that claims asserted by Aurelius and the Trustee are mooted in light of the debt exchanges and consent transactions discussed herein and that Windstream Services has been, and remains, in compliance with all of the covenants under the 2013 Indenture. However, there is no guarantee of success in the litigation and any adverse ruling could have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three month period ended March 31, 2018, the amount of pretax expenses directly incurred by Windstream Holdings were approximately $0.5 million, compared to $0.3 million for the same period in 2017. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.4 million for the three month period ended March 31, 2018 compared to $0.2 million in 2017. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITIONS COMPLETED IN 2017

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services. Broadview’s proprietary OfficeSuite® and unified communications platforms are complementary to our existing Software Defined Wide Area Networking (“SD-WAN”) product offering. In addition, Broadview has an experienced sales force and strong channel partner program, which we will leverage to sell unified communications services across our small business and mid-market enterprise customer bases. In the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility. The transaction was valued at approximately $230.0 million.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), a leading provider of data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In effecting the merger, each share of EarthLink common stock was exchanged for 0.818 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 93 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, which we subsequently refinanced, in a transaction valued at approximately $1.1 billion.

In completing these mergers, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 150,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating the operations of Broadview and EarthLink.

For additional information regarding these acquisitions, including our repayment of Broadview’s short-term debt and refinancing of EarthLink’s long-term debt obligations, see Notes 3 and 5 to the consolidated financial statements.

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

EXECUTIVE SUMMARY

We have a focused operational strategy with the overall objective to generate strong financial returns for our investors by leveraging our existing network and grow adjusted OIBDA, which is defined as operating income plus depreciation and amortization and goodwill impairment, adjusted to exclude the impact of the merger, integration and other costs, restructuring charges, pension expense, share-based compensation, business transformation expenses and costs related to network optimization projects. To advance our overall business strategy in 2018, our five key priorities are as follows:

•
Advance our industry-leading Windstream Enterprise & Wholesale product and service capabilities. Our sales strategy is focused on our SD-WAN and unified communications product offerings, including OfficeSuite®, which has broad application across our customer base. We continue to advance our security and on-net solutions, as well as our professional services portfolio. We believe our strategic product set and on-net capabilities has us well positioned in the marketplace.

•	Launch next-generation broadband deployment technologies that are both faster and more cost-effective. We continue to deploy faster broadband speeds throughout our service territories.

•
Simplify our business and transform customer-facing and internal user capabilities. We continue to integrate our information technology platforms to allow us to more efficiently manage our product catalog, price quoting and order management systems, as well as eliminate duplicative systems and generate meaningful cost savings.

We remain on track to successfully complete the integration of the acquired EarthLink and Broadview operations to meet our goal of $180 million in annualized synergies by the end of 2019.

•
Drive revenue improvements through enhanced sales and improved customer retention in both our business units. Our Consumer & Small Business segment remains focused on improving our broadband market share while increasing speed and value-added service penetration for each broadband connection, while our Windstream Enterprise & Wholesale segment is focused on increasing strategic sales by leveraging our next generation products. In addition to our revenue objectives, we will continue to aggressively drive our on-going initiatives of network access reductions, automation of processes and enhanced organizational effectiveness, as we align our expenses to our revenue trajectory.

•	Seek opportunities to optimize our balance sheet and improve our debt maturity profile.

During the first quarter of 2018, we achieved the following related to these initiatives:

•
Expanded our premium broadband availability to our Consumer & Small Business customers. Approximately 28 percent of our customer base now subscribe to rate plans offering 25 megabits per second (“Mbps”) speeds or faster compared to only 14 percent for the same period a year ago. This improvement in premium speed availability helped drive in March 2018 the highest number of monthly net high-speed Internet customer additions since August 2012. Contribution margins in our Consumer & Small Business segment increased to 59.2 percent compared to 57.3 percent for the same period a year ago.

•
Grew strategic sales in our Enterprise segment and increased our Enterprise contribution margin to 19.5 percent compared to 18.7 percent for the same period a year ago. To expand our Enterprise business, we completed on March 27, 2018, the acquisition of MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors.

•	Maintained stable contribution margins in our Wholesale and Consumer CLEC businesses through strong expense management.

•
Executed on our initiative to transform our business operations and reduce operating costs including rebranding our Enterprise and Wholesale business unit, optimizing our network and aligning our workforce to improve productivity and reduce costs. In undertaking these initiatives, we incurred incremental rebranding and marketing expenses, network grooming costs associated with the relocation of traffic to existing lower-cost circuits and termination of existing contracts prior to their expiration and third-party consulting fees. We also completed a restructuring of our workforce in January 2018 eliminating approximately 400 employees and an additional 90 positions that will drive cost savings of approximately $50 million in 2018.

Our consolidated operating results for the three-month period ended March 31, 2018 were favorably impacted by incremental revenues attributable to the acquisitions of Broadview and EarthLink. These increases were partially offset by reductions in consumer, small business and enterprise revenues primarily due to customer losses from competition and decreases in switched access revenues and federal USF surcharges due to the continuing adverse effects of inter-carrier compensation reform. When compared to the same period a year ago, operating results for the three-month period ended March 31, 2018 reflect higher depreciation and amortization expense of $43.3 million, primarily attributable to the acquisitions of Broadview and EarthLink, and additional interest costs of $11.3 million, principally due to an increase in our long-term debt obligations in completing those acquisitions. Operating results for the three months ended March 31, 2017 included $53.1 million of merger and integration expenses related to the acquisition of EarthLink compared to $4.4 million for the three months ended March 31, 2018. Primarily due to the reduction in the statutory corporate tax rate from 35 percent to 21 percent effective January 1, 2018, the income tax benefit recorded on our pretax loss in the first quarter 2018 decreased $22.0 million compared to the income tax benefit recorded on our pretax loss in the same period a year ago.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2018	2017	Amount	%
Revenues and sales:
Service revenues	$1,435.4	$1,344.4	$91.0	7
Product sales	18.9	21.3	(2.4)	(11)
Total revenues and sales	1,454.3	1,365.7	88.6	6
Costs and expenses:
Cost of services (a)	736.9	683.8	53.1	8
Cost of products sold	16.8	20.8	(4.0)	(19)
Selling, general and administrative	228.8	213.8	15.0	7
Depreciation and amortization	381.8	338.5	43.3	13
Merger, integration and other costs	7.3	57.3	(50.0)	(87)
Restructuring charges	13.7	7.4	6.3	85
Total costs and expenses	1,385.3	1,321.6	63.7	5
Operating income	69.0	44.1	24.9	56
Other income (expense), net	(2.3)	2.6	(4.9)	188
Net loss on early extinguishment of debt	—	(3.2)	3.2	100
Interest expense	(223.1)	(211.8)	11.3	5
Loss before income taxes	(156.4)	(168.3)	(11.9)	(7)
Income tax benefit	(35.0)	(57.0)	(22.0)	(39)
Net loss	$(121.4)	$(111.3)	$10.1	9
* Not meaningful

(a)	Excludes depreciation and amortization included below.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended March 31, 2018
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$198.5
Decrease in Consumer CLEC revenues (a)	(0.7)
Decrease in Wholesale revenues (b)	(19.1)
Decrease in Consumer & Small Business revenues (c)	(24.7)
Decrease in Enterprise revenues (d)	(63.0)
Net increase in service revenues	$91.0	7

(a)
Decrease was primarily due to reductions in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

(b)	Decrease was primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(c)
Decrease was primarily from reductions in both Consumer & Small Business voice-only revenues attributable to a decline in customers due to the impacts of competition as well as reductions in switched access revenues and federal USF surcharges due to the impacts of inter-carrier compensation reform.

(d)	Decrease was primarily due to reductions in voice, long-distance, and Internet service revenues attributable to a declining customer base, reflecting the effects of competition.

See “Segment Operating Results” for a further discussion of changes in Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC Business revenues.

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. We also sell network equipment to contractors on a wholesale basis. Enterprise product sales includes high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our enterprise customers. Consumer product sales include home networking equipment, computers and phones.

The following table reflects the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended March 31, 2018
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$0.6
Increase in Enterprise product sales	0.2
Decrease in Consumer & Small Business product sales (a)	(3.2)
Net decrease in product sales	$(2.4)	(11)

(a)	The decrease was primarily due to declines in sales of network equipment on a wholesale basis to contractors due to lower demand.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended March 31, 2018
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$123.7
Increase in federal USF expense	0.5
Decrease in pension expense	(1.2)
Decrease in network operations (a)	(13.1)
Decrease in other expenses (b)	(16.3)
Decrease in interconnection expense (c)	(40.5)
Net increase in cost of services	$53.1	8

(a)
The decrease in network operations reflects reduced labor costs, primarily attributable to workforce reductions completed during 2017 and 2018, partially offset by higher leased network facilities costs attributable to expansion of our fiber transport network.

(b)
The decrease reflects reduced labor costs, primarily attributable to workforce reductions completed during 2017 and 2018, partially offset by incremental network optimization costs of $5.4 million incurred in migrating traffic to existing lower costs circuits and terminating contracts prior to their expiration.

(c)
Decrease in interconnection expense was primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage, partially offset by an increase in higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The changes in cost of products sold were generally consistent with the change in product sales.

The following table reflects the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended March 31, 2018
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$0.2
Decrease in product sales to Enterprise customers	(1.1)
Decrease in product sales to Consumer & Small Business customers	(3.1)
Net decrease in cost of products sold	$(4.0)	(19)

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended March 31, 2018
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$35.1
Increase in other costs (a)	5.0
Increase in sales and marketing expenses	0.7
Decrease in medical insurance	(2.8)
Decrease in share-based compensation	(3.3)
Decrease in salaries and other benefits (b)	(19.7)
Net increase in SG&A	$15.0	7

(a)	The increase was primarily due to incremental business transformation expenses of $8.7 million consisting of consulting fees.

(b)	The decrease was primarily due to reduced labor costs, primarily attributable to workforce reductions completed during 2017 and 2018.
Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended March 31, 2018
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions of EarthLink and Broadview	$37.8
Increase in depreciation expense (a)	12.1
Decrease in amortization expense (b)	(6.6)
Net increase in depreciation and amortization expense	$43.3	13

(a)	Increase was primarily due to additions of property, plant and equipment.

(b)
Decrease reflected the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to the merger with EarthLink. During the fourth quarter of 2015, we began a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred in the first quarter of 2017, exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration. We completed this project in 2017.

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

During the first quarter of 2018, we completed a restructuring of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 400 employees and incurred a restructuring charge of $13.7 million, consisting of severance and employee benefit costs. During the first quarter of 2017, we completed reductions in our workforce eliminating approximately 280 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $7.1 million.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended March 31,
(Millions)	2018	2017
Merger, integration and other costs:
Information technology conversion costs	$0.4	$0.9
Costs related to merger with EarthLink (a)	4.4	53.1
Costs related to merger with Broadview (b)	1.9	—
Costs related to acquisition of MASS	0.6	—
Network optimization and contract termination costs	—	3.3
Total merger, integration and other costs	7.3	57.3
Restructuring charges	13.7	7.4
Total merger, integration and other costs and restructuring charges	$21.0	$64.7

(a)
For the three month period ended March 31, 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $3.0 million and other miscellaneous expenses of $1.4 million. During the first quarter of 2017, we incurred investment banking, legal, accounting and other consulting fees of $23.4 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $24.5 million, share-based compensation expense of $4.4 million attributable to the accelerated vesting of replacement equity awards for terminated EarthLink employees and other miscellaneous expenses of $0.8 million.

(b)	Includes severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.3 million and other miscellaneous expenses of $0.6 million.

Summary of Liability Activity Related to Both Merger, Integration and Other Costs and Restructuring Charges

As of March 31, 2018, we had unpaid merger, integration and other costs and restructuring liabilities totaling $16.8 million, which consisted of $9.2 million associated with restructuring initiatives and $7.6 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 10).

Operating Income

Operating income increased $24.9 million, or 56 percent, during the three month period ended March 31, 2018, primarily due to a reduction in merger, integration and other costs of $50.0 million and incremental operating income, excluding depreciation and amortization of $37.8 million, attributable to the 2017 acquisitions of Broadview and EarthLink. These increases were partially offset by higher depreciation and amortization expense of $43.3 million primarily attributable to the acquisitions, additional restructuring charges of $6.3 million incurred with workforce reductions and incremental business transformation expenses consisting of consulting fees of $8.7 million, $2.4 million of incremental marketing and rebranding costs, and $5.4 million of incremental network optimization costs incurred in migrating traffic to existing lower cost circuits and terminating contracts prior to their expiration. Operating income for 2018 also reflects reductions in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively.

Other Expense (Income), Net

The components of other expense (income), net were as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Loss on disposal of data center operations	$(7.3)	$—
Non-operating pension income	5.3	2.1
Non-operating postretirement benefits expense	(0.2)	(0.2)
Other, net	(0.1)	0.7
Other expense (income), net	$(2.3)	$2.6

Net Loss on Early Extinguishment of Debt

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

The net loss on early extinguishment of debt for the three months ended March 31, 2017 was as follows:

(Millions)
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	$(2.0)
Loss on early extinguishment of senior secured credit facility	(1.2)
Net loss on early extinguishment of debt	$(3.2)

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended March 31,
(Millions)	2018	2017
Senior secured credit facility, Tranche B	$25.6	$22.7
Senior secured credit facility, revolving line of credit	9.0	5.2
Secured 2025 Notes	13.8	—
Senior unsecured notes	51.8	54.1
Notes issued by subsidiaries	1.7	3.9
Interest expense - long-term lease obligations:
Telecommunications network assets	118.5	122.8
Real estate contributed to pension plan	1.5	1.5
Impacts of interest rate swaps	0.6	2.8
Interest on capital leases and other	1.5	1.1
Less capitalized interest expense	(0.9)	(2.3)
Total interest expense	$223.1	$211.8

Interest expense increased $11.3 million, or 5 percent, for the three month period ended March 31, 2018, respectively, as compared to the same periods in 2017. The increase in 2018 was primarily due to the issuance of the secured 2025 Notes and additional interest costs attributable to incremental borrowings under the senior secured credit facility. These increases were partially offset by lower interest expense associated with the long-term lease obligation under the master lease with Uniti of $4.3 million, due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease.

Income Taxes

During the first quarter of 2018, we recognized an income tax benefit of $35.0 million, as compared to income tax benefits of $57.0 million for the same period in 2017. The income tax benefit recorded in the first quarter of 2018 reflected the loss before taxes. This benefit was offset by discrete tax expense of $3.3 million associated with the vesting of restricted stock. Comparatively, the income tax benefit recorded for the three month period ended March 31, 2017 reflected the loss before taxes offset by discrete tax expense of $5.2 million for nondeductible transaction costs associated with the merger with EarthLink and discrete tax expense of $2.3 million associated with the vesting of restricted stock. Our effective tax rate was 22.4 percent for the three month period ended March 31, 2018 as compared to 33.9 percent in the same period in 2017. The decrease in our effective tax rate was due primarily to the reduction of the corporate tax rate from 35 percent to 21 percent as a result of the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) that was enacted on December 22, 2017. The effective rates for the three month periods ended March 31, 2018 and 2017 were impacted by the discrete items discussed above.

For 2018, our annualized effective income tax rate is expected to range between 25.0 percent and 26.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act. Any adjustments made to the provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB

118). During the three months ended March 31, 2018, we did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended December 31, 2017.

SEGMENT OPERATING RESULTS

We disaggregate our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. We operate and report the following four segments:

Consumer & Small Business – We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a premium broadband and video entertainment offering in several of our markets.

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

Enterprise – Products and services offered to our business customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, data transport services, multi-site networking services which provide a fast and private connection between business locations, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

Wholesale – Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We also offer traditional services including special access services and Time Division Multiplexing (“TDM”) private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

Consumer CLEC – Products and services offered to customers include traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

We evaluate performance of the segments based on contribution margin or segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment revenues also include revenue from federal and state universal service funds, CAF Phase II support, funds received from federal access recovery mechanisms, revenues from providing switched access services, including usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities, certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, and product sales to contractors. There are no differences between total segment revenues and sales and total consolidated revenues and sales.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation, pension costs, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net loss on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other (expense) income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 13 to the consolidated financial statements for a reconciliation of segment income to consolidated net loss.

CONSUMER & SMALL BUSINESS SEGMENT

As of March 31, 2018, the Consumer & Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $476.5 million in revenue and $281.9 million in segment income, or contribution margin, during the first three months of 2018.

Strategy

Within our Consumer & Small Business segment, we are focused on expanding and enhancing our broadband capabilities and product-set to provide a great customer experience, sustain average revenue per customer and increase market share.

We believe our 2017 network upgrades will provide a great customer experience, which should help sustain average revenue per customer per month and allow us to retain existing customers and increase our market share. We expect increases in real-time streaming video and traditional Internet usage to drive demand for faster broadband speeds and generate increased revenues as customers upgrade their services. We also sell value-added Internet services, such as security and online back-up, to leverage our broadband capabilities. We currently have the ability to offer 50 Mbps speeds or higher to over 1.3 million households across our ILEC footprint and we have improved speed capability to reach 57 percent of our ILEC households with speeds of 25 Mbps or faster. During the past twelve months, we have increased our penetration of speeds of 25 Mbps or higher from approximately 14 percent to 28 percent. With the increased availability of premium broadband speeds, we have a significant opportunity to migrate customers to faster speeds, which we believe will reduce churn and improve the overall customer experience. We recently launched a new fixed wireless high-speed Internet technology in two of our ILEC exchanges, which delivers speeds up to 200 Mbps to eligible consumer households and small businesses. This deployment will allow us to meet CAF2 requirements in certain areas as well as to challenge the competition with faster speeds in the marketplace.

For 2018, we continue to focus on expanding and enhancing our broadband capabilities to provide a great customer experience, improve customer retention and grow market share by continuing to increase broadband speeds and capacity throughout our territories.

Consumer & Small Business Segment Results of Operations

The following table reflects the Consumer & Small Business segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2018	2017	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$255.1	$266.1	$(11.0)	(4)
Voice-only (b)	31.4	33.6	(2.2)	(7)
Video and miscellaneous	11.4	11.0	0.4	4
Total consumer	297.9	310.7	(12.8)	(4)
Small business (c)	78.1	83.4	(5.3)	(6)
Switched access (d)	8.1	11.0	(2.9)	(26)
CAF Phase II funding and frozen federal USF (e)	46.0	48.1	(2.1)	(4)
State USF and ARM support (e)	24.2	27.2	(3.0)	(11)
End user surcharges (e)	16.7	15.3	1.4	9
Total service revenues	471.0	495.7	(24.7)	(5)
Product sales (f)	5.5	8.7	(3.2)	(37)
Total revenues and sales	476.5	504.4	(27.9)	(6)
Costs and expenses (g)	194.6	215.4	(20.8)	(10)
Segment income	$281.9	$289.0	$(7.1)	(2)

(a)	The decrease is due to fewer broadband units in service as further discussed below and the effects of implementing new lower priced acquisition and customer retention rate plans.

(b)	The decrease in voice-only revenues was primarily due to fewer voice only lines in service consistent with the declines in households served as further discussed below.

(c)	The decrease was primarily attributable to lower usage for voice-only and high-speed Internet services previously driven by declines in customers due to the impacts of competition.

(d)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities. The decrease was primarily due to the effects of inter-carrier compensation reform. See “Regulatory Matters” for a further discussion.

(e)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from inter-carrier compensation reform not covered by the access recovery charge (“ARC”). The decreases in state USF, and ARM support, as well as the decline in USF surcharge revenues was primarily due to the effects of inter-carrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(f)	The decrease was primarily due to declines in sales of network equipment on a wholesale basis to contractors due to lower demand.

(g)
The decrease was primarily due to reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households. The decrease also reflects reduced labor costs attributable to workforce reductions completed during the quarter.

The following table reflects the Consumer & Small Business segment operating metrics:

	March 31,		Increase (Decrease)
(Thousands)	2018	2017	Amount	%
Consumer Operating Metrics:
Households served (a)	1,257.3	1,337.5	(80.2)	(6)
High-speed Internet customers (b)	1,004.4	1,047.6	(43.2)	(4)
Digital television customers (c)	267.1	310.0	(42.9)	(14)
Small Business customers (d)	125.0	136.8	(11.8)	(9)

(a)
The decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the three month period ended March 31, 2018, consumer households served decreased by 11,500, compared to a decrease of 17,100, respectively, for the same period in 2017.

(b)
The decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of March 31, 2018, we provided high-speed Internet service to approximately 82 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three month period ended March 31, 2018, consumer high-speed Internet customers decreased by 2,200, compared to a decrease of 3,500 for the same period in 2017.

(c)
For the three month period ended March 31, 2018, digital television customers decreased by 10,800, compared to a decrease of 11,000 for the same period in 2017, primarily due to competition from other service providers.

(d)
The decrease in small business customers was primarily due to business closures and competition from cable companies. For the three month period ended March 31, 2018, small business customers decreased by 3,100, compared to a decrease of 2,900 for the same period in 2017.

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

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first three months of 2018, the Enterprise segment generated $746.1 million in revenue and $145.8 million in contribution margin.

Strategy

The strategy for our Enterprise business segment is to increase contribution margin, grow revenue by expanding our portfolio of next-generation products, expand our metro fiber and fixed wireless network assets, reduce costs and improve the customer experience. As one of the country’s largest service providers with a nationwide network and broad portfolio of next-generation solutions, coupled with a highly responsive service model, we are well positioned to enable our customers transition to the cloud.

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

We believe we can continue to drive meaningful improvements in our Enterprise margins by proactively migrating our existing customers to new solutions and by attracting new business customers seeking network upgrades required to support their expanding digital strategies.

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

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2018	2017	Amount	%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$242.8	$210.1	$32.7	16
Data and integrated services (b)	408.3	379.1	29.2	8
Miscellaneous (c)	48.5	34.0	14.5	43
End user surcharges	33.3	26.0	7.3	28
Total service revenues	732.9	649.2	83.7	13
Product sales	13.2	12.6	0.6	5
Total revenues and sales	746.1	661.8	84.3	13
Costs and expenses (d)	600.3	537.8	62.5	12
Segment income	$145.8	$124.0	$21.8	18

(a)
The increase was primarily attributable to incremental revenues of $72.3 million, as a result of the acquisitions of EarthLink and Broadview, partially offset by decreases in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effect of competition, as well as declines in long-distance usage.

(b)
The increase was primarily due to incremental revenues of $94.6 million, respectively, from the acquisitions of EarthLink and Broadview, partially offset by the adverse effects of increased customer churn.

(c)	The increase was primarily due to incremental revenues of $21.6 million from the acquisitions of EarthLink and Broadview, partially offset by lower maintenance revenues.

(d)
The increase was primarily due to incremental interconnection costs associated with the acquisitions of EarthLink and Broadview of $44.5 million, partially offset by rate reductions and costs improvements from the continuation of network efficiency projects, reduced labor costs due to workforce reductions and lower sales and marketing costs.

The following table reflects the Enterprise segment operating metrics:

	March 31,		Increase (Decrease)
(Thousands)	2018	2017	Amount	%
Enterprise customers	120.7	120.8	(0.1)	—

Enterprise customers decreased 5,000 during the three month period ended March 31, 2018, compared to a decrease of 5,500 for the same period in 2017.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business segment produced $183.8 million in revenue and $128.3 million in contribution margin for the first three months of 2018.

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

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2018	2017	Amount	%
Revenues:
Service revenues:
Core wholesale (a)	$152.8	$146.0	$6.8	5
Resale (b)	18.3	16.3	2.0	12
Wireless TDM (c)	3.2	5.8	(2.6)	(45)
Switched access (d)	9.4	10.7	(1.3)	(12)
Total service revenues	183.7	178.8	4.9	3
Product sales	0.1	—	0.1	*
Total revenues and sales	183.8	178.8	5.0	3
Costs and expenses (d)	55.5	51.7	3.8	7
Segment income	$128.3	$127.1	$1.2	1

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The increase was primarily attributable to incremental revenues of $24.1 million due to the acquisitions of EarthLink and Broadview, partially offset by lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks.

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

(d)
The increase was primarily related to additional interconnection expense of $5.2 million related to the acquisitions of EarthLink and Broadview, partially offset by reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

CONSUMER CLEC SEGMENT

Our Consumer CLEC segment primarily consists of the former EarthLink consumer Internet business residing outside of our ILEC footprint. These operations also include the remaining portion of our heritage CLEC business not transferred to Uniti as part of the REIT spin-off and revenues generated from our master services agreement with Uniti. This segment generated $47.9 million in revenue and $27.3 million in contribution margin for the first three months of 2018.

Strategy

We classify our Consumer CLEC segment revenue in two categories: (1) access services, which include dial-up and high-speed Internet access services; and (2) value-added services, which include revenues from ancillary services sold as add-on features to our Internet access services, such as security products, premium email, home networking and email storage; search revenues; and advertising revenues.

Our Consumer CLEC strategy is focused on improving contribution margin trends by growing profitable customer relationships and managing costs. To moderate revenue and contribution margin declines and maximize profitability, we are focused on retaining customers, selling incremental services to existing customers and targeting new sales in select markets.

Products and services provided to our consumer customers include nationwide Internet access, both dial-up and high speed. We also offer on-line back-up, managed web design, web hosting and various email services to consumer customers.

Similar to our Consumer & Small Business operations, we experience competition from cable television companies and other communications services providers in areas served by our Consumer CLEC segment.

Consumer CLEC Segment Results of Operations

The following table reflects the Consumer CLEC segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2018	2017	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet	$24.4	$9.6	$14.8	154
Dial-up, e-mail and miscellaneous	22.8	10.7	12.1	113
End user surcharges	0.6	0.4	0.2	50
Total service revenues (a)	47.8	20.7	27.1	131
Product sales	0.1	—	0.1	*
Total revenues and sales	47.9	20.7	27.2	131
Cost and expenses (b)	20.6	10.0	10.6	106
Segment income	$27.3	$10.7	$16.6	155

(a)	The increase in Consumer CLEC revenues primarily reflects incremental revenues related to the acquisition of EarthLink.

(b)	The increase was primarily attributable to the incremental costs associated with the acquisition of EarthLink of $18.1 million.

The following table reflects the Consumer CLEC segment operating metrics:

	March 31,		Increase (Decrease)
(Thousands)	2018	2017	Amount	%
Consumer CLEC customers	641.0	683.1	(42.1)	(6)

For the three-month period ended March 31, 2018, Consumer CLEC customers decreased by 21,100.

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

In reforming the USF, the Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. CAF Phase I provided for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to numerous unserved and underserved locations. In accordance with FCC rules, Windstream certified its fulfillment of its obligations for both rounds of CAF Phase I incremental support.

In August 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream is obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. We will still be eligible to participate in a competitive bidding process for CAF Phase II support in New Mexico, along with other interested eligible competitors; the FCC has indicated its intent to hold this competitive bidding process in the third quarter of 2018. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding is complete.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2017	2018	2019	2020	2021	Total
CAF Phase II support	$175.7	$174.9	$174.9	$174.9	$174.9	$875.3
Transitional Frozen USF support	7.7	2.8	—	—	—	10.5
New Mexico Frozen USF support	4.6	—	—	—	—	4.6
Total	$188.0	$177.7	$174.9	$174.9	$174.9	$890.4

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

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended March 31,
(Millions)	2018	2017
Inter-carrier compensation revenue and ARM support	$19.9	$26.3
Federal universal service and CAF Phase II support	$46.0	$48.1

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims, and the defendants’ counterclaims for return of all withholdings (including those involving Windstream), are continuing in federal district court, along with several lawsuits filed against Level 3 (another long-distance company) and now part of the consolidated case (but not involving Windstream). On September 19, 2016, fifty-five Windstream subsidiaries jointly filed a lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order. The parties filed summary judgment motions in March 2018. The subject matter of all of the above suits in the consolidated case remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable.

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

In April 2017, the FCC adopted comprehensive reforms to its BDS policies. We use BDS to, among other things, connect our national and city-based fiber network with customers for whom we do not have our own facilities serving their locations. These leased services have been subject to price caps and other FCC regulation for decades to control for ILEC market power and historical advantages. Despite evidence to the contrary provided by Windstream and other carriers, the FCC found that the markets for packet-based services, and for TDM based last-mile inputs in the vast majority of areas, are competitive and prices need not be regulated. Windstream, along with several other companies, has filed an appeal in federal court of the rules, which went into effect on August 1, 2017. Oral arguments in the appeal are scheduled for May 15, 2018.

Windstream has been pursuing a strategy to accelerate the transition of its customers from TDM to packet-based services, which is consistent with the underlying goal of the FCC’s reform of business data services and current market trends. However, we believe the FCC’s order presents unnecessary risk of disruption to the market by not allowing an adequate transition period for its rules. We believe customers such as small businesses, schools and libraries are at greatest risk to this disruption, which could occur in the form of price increases for TDM services, the forced transition to purchase new packet-based communications equipment and systems, and the forced obsolescence and write-off of legacy TDM communication systems. Our strategy has been to position the company for this transition through investments to extend the reach of our metro fiber networks directly to more buildings using fiber and fixed wireless facilities, to move our BDS purchasing to UNE purchasing, and to develop next generation, value-added solutions such as SD-WAN and UCaaS. The reform could negatively impact Windstream as a result of higher expense to purchase deregulated business data services, the need for greater capital investments to retain our competitiveness, and increased customer and revenue churn due to increasing prices.

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

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the three-month period ended, March 31, 2018, we recognized $21.7 million in state USF revenue, the majority of which came from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first three months of 2018, we received $10.1 million from the large company program and $1.2 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers.

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

Legislation adopted in Texas in 2013 requires reduction in USF support absent a demonstration of need for continued support through a two-step process which considers the level of competition and our expenses in the current supported exchanges. We have four operating companies in Texas - one company that is part of the large company fund, and three companies that are part of the small company fund. In May 2016 the Texas PUC granted our petition to retain $42.2 million in USF support from the large company fund for 153 exchanges served by Windstream Southwest. Following, in June 2017, the Texas PUC granted our petitions to retain an additional $4.7 million in support from the small company fund for 34 exchanges served by Texas Windstream and Windstream Communications Kerrville.

We did not seek to preserve $1.7 million in support for Windstream Sugar Land, LLC, because our analysis demonstrated that we would not pass the needs test. Thus, Windstream Sugar Land, LLC, will experience a mandatory 25 percent reduction in support starting January 2018, with additional 25 percent reductions to occur in 2019 and 2020 with support leveling off at 25 percent in 2021.

In Nebraska, the Public Service Commission (“PSC”) confirmed that our high-cost Nebraska Universal Service Fund (“NUSF”) support for 2018 will be $4.5 million of which 20 percent is allocated to ongoing maintenance and support and 80 percent is allocated to approved capital construction projects. In 2017, our support was approximately $5.5 million allocated 50 percent to ongoing maintenance and support and 50 percent to capital construction projects.

In 2017, New Mexico enacted a statute to reform the New Mexico State Rural Universal Service Fund (“SRUSF”). Among other things, the legislation authorizes an annual broadband fund in addition to the access replacement fund from which we will continue to receive support. Beginning in 2018, the amount of support is determined by adjusting the 2014 support amount by a carrier’s change in access line count and imputing the affordability benchmark, which is currently based on the FCC’s residential rate benchmark. We will be required to use at least 60 percent of this support to deploy and maintain broadband service in rural areas of the state. Our support for 2017 was $6.4 million and is forecasted to be $5.5 million in 2018.

Historically, we have received $3.4 million from the Oklahoma high cost fund on an annual basis. On February 8, 2018, the Oklahoma Corporation Commission issued an order phasing out the high cost fund. Starting February 28, 2019, funding will be cut 25 percent per year, with all funding terminating on February 28, 2022.

Universal service reform is also possible in Pennsylvania. Windstream currently receives $13.3 million from that fund and cannot estimate the financial impact that would result from changes, if any.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our forecasted financial results and financial condition as of March 31, 2018, that cash on hand and cash expected to be generated from operating activities, will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, and lease payments due under the master lease agreement with Uniti. We also have access to capital markets and available borrowing capacity under our revolving credit agreement.

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

The actual amount and timing of our future capital requirements may differ materially from our estimates depending on the demand for our services and new market developments and opportunities, and on other factors, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. If our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient. In addition, if we seek to acquire other businesses or to accelerate the expansion of our business, we may be required to seek material amounts of additional capital. Additional sources may include equity and debt financing. Further, if we believe we can obtain additional debt financing on advantageous terms, we may seek such financing at any time, to the extent that market conditions and other factors permit us to do so. The debt financing we may seek could be in the form of additional term loans under Windstream Services’ senior secured credit facility or additional debt securities having substantially the same terms as, or different terms from, Windstream Services’ outstanding senior notes.

Historical Cash Flows

The following table summarizes our cash flow activities for the three month periods ended March 31:

(Millions)	2018	2017
Cash flows provided from (used in):
Operating activities	$239.3	$153.7
Investing activities	(254.8)	(240.9)
Financing activities	32.6	79.6
Increase (decrease) in cash and cash equivalents	$17.1	$(7.6)

Our cash position increased by $17.1 million to $60.5 million at March 31, 2018, from $43.4 million at December 31, 2017, as compared to an decrease of $7.6 million during the same period in 2017. Cash inflows in the three-month period ended March 31, 2018 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, payments under our capital and long-term lease obligations, and the acquisition of MASS.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $85.6 million in the three-month period ended March 31, 2018, as compared to the same period in 2017. The increase primarily reflected the reduction from the prior year in merger, integration and other costs of $50.0 million attributable to the merger with EarthLink and favorable changes in working capital driven by improvement in the collection of trade receivables and timing differences in the payment of trade accounts payable. These increases were partially offset by cash outlays related to our first quarter 2018 workforce reduction and reductions in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Higher cash interest payments of $16.0 million attributable to the increase in our long-term debt obligations following the acquisitions of Broadview and EarthLink and completion of our fourth quarter 2017 debt refinancing activities also adversely impacted cash flows from operating activities during the first quarter of 2018.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2018. We expect the effects of the overall impact of the 2017 Tax Act will be favorable to us over the long-term by allowing us to extend the time frame we have to use our NOLs generated after December 31, 2017, and remain a minimal cash tax payer for the foreseeable future.
Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $13.9 million in the three-month period ended March 31, 2018, as compared to the same period in 2017, primarily due to the cash paid for the acquisition of MASS of $37.6 million, partially offset by a decrease in our capital spending. Capital expenditures were $217.6 million for the three-month period ended March 31, 2018 compared to $243.4 million for the same period in 2017, a decrease of $25.8 million. The decrease primarily reflected the completion in the second quarter of 2017 of Project Excel, a capital program begun in late 2015 to upgrade our broadband network. During the first quarter of 2017, capital expenditures related to Project Excel were $23.6 million. Capital expenditures for the first three months of 2018 and 2017 also included $9.9 million and $4.5 million, respectively, of incremental spend related to our acquired Broadview and EarthLink operations.

Excluding incremental capital spend related to our 2017 acquisitions, we expect total 2018 capital expenditures to range between $750.0 million to $800.0 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $32.6 million for the three-month period ended March 31, 2018 compared to $79.6 million for the same period in 2017, an increase of $47 million.

Proceeds from new issuances of long-term debt during the first three months of 2018 were $313.0 million which consisted of new and incremental borrowings under Windstream Services’ revolving line of credit. Comparatively, proceeds from new issuances of long-term debt during the first three months of 2017 were $1,315.6 million consisting of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, and additional borrowings of $293.0 million under the revolving line of credit.

Debt repayments for the three-month period ended March 31, 2018 totaled $217.1 million and primarily consisted of the one-time mandatory redemption payment of $150.0 million applicable to the 8.750 percent senior notes due December 15, 2024 (“2024 Notes”). The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During the first three months of 2018, Windstream Services also repaid $60.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the three months ended March 31, 2017 totaled $1,133.4 million and primarily consisted of cash outlays of $574.3 million to repay amounts outstanding under Tranche B5 of Windstream Services’ senior secured credit facility and $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. During the first three months of 2017, Windstream Services also repaid $120.0 million of borrowings under its revolving line of credit.

During the three-month period ended March 31, 2017, dividends paid to shareholders were $23.7 million, Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued. Our capital allocation practices can be changed at any time at the discretion of our board of directors, and are subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

Pension and Employee Savings Plan Contributions

For 2018, the expected employer contributions for pension benefits consists of $19.2 million to the qualified pension plan to satisfy our remaining 2017 and 2018 funding requirements. On January 12, 2018, we made our required quarterly employer contribution of $5.2 million in cash to the qualified pension plan. On February 27, 2018, we contributed 3.95 million shares of our common stock with a value of approximately $5.9 million to the qualified pension plan. We intend to fund the remaining 2018 contributions using our common stock, cash, or a combination thereof. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2018 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2018, we contributed 17.0 million shares of our common stock with a value of $26.9 million to the plan for the 2017 annual matching contribution. Comparatively, during the first three months of 2017, we contributed 3.1 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution.

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
As of March 31, 2018, we had $5,947.2 million in long-term debt outstanding, including current maturities (see Note 5). As of March 31, 2018, the amount available for borrowing under Windstream Services’ revolving line of credit was $198.7 million. As of March 31, 2018, Windstream Services had approximately $378.6 million of restricted payment capacity as governed by its senior secured credit facility. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.
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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2018, Windstream Services was in compliance with all debt covenants and restrictions.

As further discussed in Notes 5 and 15, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (as amended and supplemented, the “2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti in April 2015 constituted a “sale and leaseback transaction” (as defined in the 2013 Indenture) which did not comply with the Sale and Leaseback covenant under the 2013 Indenture. The Original Notice further alleged that Windstream Services violated the restricted payment covenant under the 2013 Indenture by not delivering an officers’ certificate as required by the 2013 Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the 2013 Indenture.

On November 6, 2017, Windstream Services completed an exchange of certain of its existing senior notes for additional 6.375 percent 2023 Notes and received consents from holders representing a majority of the outstanding aggregate principal amount of the 6.375 percent 2023 Notes to certain waivers and amendments relating to the defaults alleged in the Original Notice (the “Exchange and Consent Transactions”). On November 6, 2017, Windstream Services, the co-issuer, the guarantors party thereto and the Trustee executed a supplemental indenture to the 2013 Indenture giving effect to such waivers and amendments.

Additionally during the fourth quarter of 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, April 2023 Notes and the existing 6.375 percent 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Windstream Services Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Windstream Services Notes. Windstream Services, the trustee under the indentures governing the Windstream Services Notes and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation. The waivers and amendments are now effective and operative and, as such, are binding on all holders of the Windstream Services Notes. Consent delivered pursuant to the consent solicitations may not be revoked. As a result of the debt exchanges and the consent transactions, Windstream Services has been, and remains, in compliance with all of the covenants under the 2013 Indenture.

Windstream Services’ senior secured credit facility include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at March 31, 2018:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,947.2
Capital leases, including current maturities	105.2
Total long term debt and capital leases	$6,052.4
Operating income, last twelve months	$(1,563.5)
Depreciation and amortization, last twelve months	1,513.3
Goodwill impairment	1,840.8
Other expense adjustments required by the credit facility (a)	(312.5)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,478.1
Leverage ratio (b)	4.09
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,478.1
Interest expense, last twelve months	$886.7
Adjustments required by the credit facility (c)	(500.6)
Adjusted interest expense	$386.1
Interest coverage ratio (d)	3.83
Minimum interest coverage ratio allowed	2.75

(a)
Adjustments required by the credit facility primarily consist of the inclusion of the annual cash rental payment due under the master lease agreement with Uniti, operating results of acquired companies for applicable periods prior to the date of acquisition and net cost savings from integrating acquired companies not to exceed $25.0 million on a quarterly basis. The required adjustments also consist of the exclusion of pension expense, share-based compensation expense, merger, integration and other costs, restructuring charges, business transformation expenses, costs related to network optimization projects, incremental hurricane-related storm costs, amounts incurred with a carrier access settlement, and a penalty for not meeting certain spend commitments under a circuit discount plan.

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

Credit Ratings

As of May 1, 2018, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

Description	Moody’s	S&P	Fitch
Senior secured credit rating (a)	B3	B+	BB
Senior unsecured credit rating (a)	Caa1	CCC	B
Corporate credit rating (b)	B3	B-	B
Outlook (b)	Negative	Negative	Negative

(a)	Ratings assigned to Windstream Services.

(b)	Corporate credit rating and outlook assigned to Windstream Services for Moody’s and Fitch, while S&P assigns corporate credit rating and outlook to Windstream Holdings, Inc.

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

Contractual Obligations and Commitments

There have been no significant changes in our other contractual obligations and commitments since December 31, 2017, as set forth in our Annual Report on Form 10-K.

Reconciliation of Non-GAAP Financial Measures

From time to time, we will reference certain non-GAAP measures in our filings including a non-GAAP measure entitled operating income before depreciation and amortization (“OIBDA”). OIBDA can be calculated directly from the Company’s consolidated financial statements prepared in accordance with GAAP by taking operating income and adding back and depreciation and amortization expense. Management considers OIBDA to be useful to investors as we believe it provides for comparability and evaluation of our ongoing operating performance and trends by excluding the impact of non-cash depreciation and amortization from capital investments. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP.

Following is a reconciliation of a non-GAAP financial measure titled OIBDA to the most closely related financial measure reported under GAAP referenced in this filing.

	Three Months Ended March 31,
(Millions)	2018	2017
Operating income	$69.0	$44.1
Depreciation and amortization	381.8	338.5
OIBDA (a)	$450.8	$382.6

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the three-month period ended March 31, 2018.
Recently Adopted Authoritative Guidance

During the first quarter we adopted the following authoritative guidance;

•	Revenue Recognition

•	Presentation of Defined Benefit Retirement Costs

•	Hedging Activities

•	Statement of Cash Flows

See Note 1 for further discussion of this guidance and the related impacts to our consolidated financial statements.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1.

•	Leases

•	Financial Instruments - Credit Losses

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

•
the impact of the Federal Communications Commission’s comprehensive business data services reforms or additional FCC reforms or actions that may result in greater capital investments and customer and revenue churn because of possible price increases by our ILEC suppliers for certain services we use to serve customer locations where we do not have facilities;

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

•
the alleged ability of one or more purported noteholders to establish that transactions related to the spin-off of certain assets in 2015 into a publicly-traded real estate investment trust allegedly violated certain covenants in existing indentures governing certain outstanding senior notes allegedly allowing the noteholders to seek to accelerate payment under the indentures;

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

•
material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale and enterprise customers;

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

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, including changes implemented by administrative agencies, governing the communications industry;

•	continued loss of consumer households served and consumer high-speed Internet customers;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•
those additional factors under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, and in subsequent filings with the Securities and Exchange Commission at www.sec.gov.

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
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is comprised of three elements: interest rate risk, equity risk and foreign currency risk. We continue to have exposure to market risk from changes in interest rates, as further discussed below. Because we do not own any marketable equity securities nor operate in foreign countries denominated in foreign currencies, we are not exposed to equity or foreign currency risk. We have estimated our market risk using sensitivity analysis. The results of the sensitivity analysis are further discussed below. Actual results may differ from our estimates.

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

As of March 31, 2018, Windstream Services has entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 6 to the consolidated financial statements.

As of March 31, 2018 and 2017, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,415.3 million, and $1,192.9 million, or approximately 23.6 percent and 21.6 percent, of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $14.2 million and $11.9 million for the three month periods ended March 31, 2018 and 2017, respectively. Actual results may differ from this estimate.

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

We continue to integrate policies, processes, people, technology, and operations relating to acquisitions of Broadview and EarthLink and will continue to evaluate the impact of any related changes to our internal control over financial reporting. During the first quarter of 2018, we also completed the implementation of internal controls designed to address the accounting and financial reporting impacts of the new revenue recognition standard, which we adopted on a modified retrospective basis effective January 1, 2018. Except for any changes in our internal control over financial reporting related to the integration of Broadview and EarthLink and changes from the implementation of the new revenue recognition standard, there were no other changes in our internal control over financial reporting during the first three months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to integrate policies, processes, people, technology, and operations relating to acquisitions of Broadview and EarthLink and will continue to evaluate the impact of any related changes to our internal control over financial reporting. During the first quarter of 2018, we also completed the implementation of internal controls designed to address the accounting and financial reporting impacts of the new revenue recognition standard, which we adopted on a modified retrospective basis effective January 1, 2018. Except for any changes in our internal control over financial reporting related to the integration of Broadview and EarthLink and changes from the implementation of the new revenue recognition standard, there were no other changes in our internal control over financial reporting during the first three months of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

Litigation

On February 9, 2015, a putative stockholder filed a Shareholder Class Action Complaint in the Delaware Court of Chancery (the “Court”), captioned Doppelt v. Windstream Holdings, Inc., et al., C.A. No. 10629-VCN, against the Company and its board of directors. This complaint was accompanied by a motion for a preliminary injunction seeking to enjoin the spin-off. The Court, ruling from the bench on February 19, 2015 - the day before a special meeting of stockholders was scheduled to vote on a reverse stock split and amended governing documents (the “Proposals”) - denied plaintiff’s motion for a preliminary injunction, reasoning that much of the information sought by plaintiff had been disclosed in public filings available on the United States Securities and Exchange Commission’s website, the Windstream Holdings’ board of directors was in no way conflicted, and while approval of the Proposals would facilitate the spin-off, approval was not necessary to effect the spin-off. On March 16, 2015, plaintiff, joined by a second putative Windstream stockholder, filed an Amended Shareholder Class Action Complaint alleging breaches of fiduciary duty by the Company and its Board concerning Windstream’s disclosures and seeking to rescind the spin-off and unspecified monetary damages. On February 5, 2016, the Court dismissed Windstream as a named party and also dismissed the plaintiffs’ demand to rescind the spin-off, but otherwise denied Windstream’s motion to dismiss plaintiffs’ claims. On or about January 27, 2017, the plaintiffs filed a motion seeking class certification which the Court granted on April 17, 2017. The parties have reached a preliminary settlement of all claims that is subject to court approval at a hearing scheduled for June 20, 2018.

In a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. ("Aurelius") asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, based on alleged violations of the associated indenture (the "2013 Indenture"). Aurelius primarily alleged that Windstream Services violated the 2013 Indenture by executing the REIT Spin-Off in April 2015 that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the Indenture and that violated Section 4.07 of the 2013 Indenture by not delivering certain required Officers' Certificates associated with alleged Restricted Payments. The Original Notice purported to constitute a written notice of default, which would trigger a 60-day grace or cure period after which the Indenture trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes could declare the principal amount of all outstanding 6.375 percent Notes to be immediately due and payable. If an “Event of Default” is found to have occurred under the 2013 Indenture, then such “Event of Default” could also constitute an “Event of Default” under the Windstream Services’ Credit Agreement. In addition, if an “Event of Default” is deemed to have occurred under the 2013 Indenture and Windstream Services’ obligations under the 2013 Indenture and the 6.375 percent 2023 Notes are accelerated, this could also constitute an “Event of Default” under the indentures governing the Windstream Services’ other senior notes.

In light of the allegations in the Original Notice, Windstream Services filed suit against U.S. Bank N.A., the Indenture Trustee (the “Trustee”), in Delaware Chancery Court seeking a declaration that it had not violated any provision of the 2013 Indenture and injunctive relief. On October 12, 2017, the Trustee filed suit in the Southern District of New York seeking a declaration that defaults had occurred. Windstream Services filed an answer and affirmative defenses in response to the Trustee’s complaint the following day, as well as counterclaims against the Trustee and Aurelius for declaratory relief. The Delaware action was subsequently dismissed.

Additionally, as outlined in Note 5, on October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the Notes, and on October 31, 2017, learned that based on tenders of notes in the exchange offers and consents delivered in the consent solicitation, upon early settlement of the exchange offers, holders representing the requisite percentage of the Notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Windstream Services and the Trustee executed a supplemental indenture, and new 6.375 percent Notes were issued, which gave effect to the waivers and consents for the Notes, is binding on all noteholders, and negates assertions made by Aurelius and the Indenture Trustee.During the fourth quarter of 2017, Windstream Services also completed consent solicitations with respect to each of its series of outstanding Notes, pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Notes. Windstream Services, the trustee under the indentures governing the Notes and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation.

On November 22, 2017, Windstream Services filed a motion for judgment on the pleadings seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent Notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream Services asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the Indenture, which contains a "no-action" clause. Aurelius amended its counterclaims, and on February 2, 2018, Windstream Services filed an answer and affirmative defenses in response to the amended counterclaims. On November 27, 2017, Windstream Services received a second purported notice of default dated November 27, 2017 (the “Second Notice”) from Aurelius which alleged that certain of the Exchange and Consent Transactions violated the terms of the Indenture. Aurelius withdrew the Second Notice on December 6, 2017, and served an alleged notice of an Event of Default and acceleration on December 7, 2017 (“Notice of Acceleration”). The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the note associated with the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period. Windstream Services disputes that any amounts are due and owing and has denied all allegations made in the Original Notice, the Second Notice (now withdrawn) and the Notice of Acceleration, and asserted the allegations are without merit in the pending litigation. Windstream Services maintains that claims asserted by Aurelius and the Trustee are mooted in light of the debt exchanges and consent transactions discussed herein and that Windstream Services has been, and remains, in compliance with all of the covenants under the 2013 Indenture. However, there is no guarantee of success in the litigation and any adverse ruling could have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

Item 6. Exhibits
INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

10.1	Windstream 2006 Equity Incentive Plan (as amended and restated effective February 6, 2018).	(a)

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101.INS	XBRL Instance Document	(a)

101.SCH	XBRL Taxonomy Extension Schema Document	(a)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(a)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(a)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(a)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, this registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)
May 4, 2018	May 4, 2018