Form 10-Q
period 2018-09-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2018-11-08
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Windstream Holdings, Inc.	Large accelerated filer ☒	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Windstream Services, LLC	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
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

As of November 6, 2018, 42,935,942 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

The Exhibit Index is located on page 95.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q

 _____________

*	No reportable information under this item.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2018	2017	2018	2017
Revenues and sales:
Service revenues	$1,400.1	$1,472.4	$4,260.1	$4,282.4
Product sales	20.5	25.3	59.2	72.6
Total revenues and sales	1,420.6	1,497.7	4,319.3	4,355.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	700.2	780.5	2,159.9	2,215.0
Cost of products sold	19.7	22.3	54.7	72.8
Selling, general and administrative	225.8	231.8	679.1	672.0
Depreciation and amortization	383.8	365.4	1,136.3	1,066.3
Merger, integration and other costs	9.0	33.7	30.4	107.4
Restructuring charges	6.5	22.8	26.0	33.7
Total costs and expenses	1,345.0	1,456.5	4,086.4	4,167.2
Operating income	75.6	41.2	232.9	187.8
Other income, net	3.2	1.7	12.9	8.5
Net gain on early extinguishment of debt	190.3	5.2	190.3	2.0
Interest expense	(230.0)	(216.4)	(677.5)	(642.6)
Income (loss) before income taxes	39.1	(168.3)	(241.4)	(444.3)
Income tax benefit	(2.2)	(66.8)	(67.6)	(163.4)
Net income (loss)	$41.3	$(101.5)	$(173.8)	$(280.9)
Basic and diluted earnings (loss) per share:
Net income (loss)	$.97	($2.76)	($4.32)	($8.50)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Net income (loss)	$41.3	$(101.5)	$(173.8)	$(280.9)
Other comprehensive income:
Interest rate swaps:
Unrealized gain on designated interest rate swaps	1.9	5.5	21.6	3.6
Amortization of net unrealized losses on de-designated interest rate swaps	0.7	1.3	2.4	4.2
Income tax expense	(0.6)	(2.6)	(6.1)	(3.0)
Change in interest rate swaps	2.0	4.2	17.9	4.8
Postretirement and pension plans:
Prior service credit arising during the period	—	—	2.7	—
Change in net actuarial gain for employee benefit plans	—	—	5.4	1.4
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—	0.2	0.1
Amortization of prior service credits	(1.2)	(0.1)	(3.8)	(0.5)
Income tax expense	(0.5)	—	(1.1)	(0.4)
Change in postretirement and pension plans	(1.6)	(0.1)	3.4	0.6
Other comprehensive income	0.4	4.1	21.3	5.4
Comprehensive income (loss)	$41.7	$(97.4)	$(152.5)	$(275.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$37.3	$43.4
Accounts receivable (less allowance for doubtful
accounts of $24.8 and $29.7, respectively)	649.0	643.0
Inventories	87.0	93.0
Prepaid expenses and other	184.3	154.3
Total current assets	957.6	933.7
Goodwill	2,876.8	2,842.4
Other intangibles, net	1,300.3	1,454.4
Net property, plant and equipment	5,049.2	5,391.8
Deferred income taxes	418.0	370.8
Other assets	108.2	91.2
Total Assets	$10,710.1	$11,084.3
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$17.9	$169.3
Current portion of long-term lease obligations	206.0	188.6
Accounts payable	483.4	494.0
Advance payments and customer deposits	195.2	207.3
Accrued taxes	93.5	89.5
Accrued interest	69.9	52.6
Other current liabilities	308.8	342.1
Total current liabilities	1,374.7	1,543.4
Long-term debt	5,721.3	5,674.6
Long-term lease obligations	4,486.5	4,643.3
Other liabilities	488.5	521.9
Total liabilities	12,071.0	12,383.2
Commitments and Contingencies (See Note 15)
Shareholders’ Deficit:
Common stock, $.0001 par value, 75.0 shares authorized,
42.9 and 36.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,247.1	1,191.9
Accumulated other comprehensive income	44.4	21.4
Accumulated deficit	(2,652.4)	(2,512.2)
Total shareholders’ deficit	(1,360.9)	(1,298.9)
Total Liabilities and Shareholders’ Deficit	$10,710.1	$11,084.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2018	2017
Cash Flows from Operating Activities:
Net loss	$(173.8)	$(280.9)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,136.3	1,066.3
Provision for doubtful accounts	26.3	33.5
Share-based compensation expense	25.5	45.2
Deferred income taxes	(67.6)	(145.3)
Net gain on early extinguishment of debt	(190.3)	(2.0)
Other, net	10.1	15.5
Changes in operating assets and liabilities, net
Accounts receivable	(25.9)	(8.9)
Prepaid income taxes	(4.1)	(5.6)
Prepaid expenses and other	4.6	(20.3)
Accounts payable	(12.7)	(31.2)
Accrued interest	17.6	25.0
Accrued taxes	(3.4)	3.6
Other current liabilities	(2.5)	(13.2)
Other liabilities	7.1	1.2
Other, net	9.0	(36.3)
Net cash provided from operating activities	756.2	646.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(603.2)	(724.2)
Acquisition of Broadview, net of cash acquired	—	(63.3)
Cash acquired from EarthLink	—	5.0
Acquisitions of MASS and ATC, net of cash acquired	(46.9)	—
Other, net	(7.6)	(9.4)
Net cash used in investing activities	(657.7)	(791.9)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(64.4)
Proceeds from issuance of stock	12.2	9.6
Repayments of debt and swaps	(540.4)	(1,710.6)
Proceeds from debt issuance	627.0	2,099.6
Debt issuance costs	(23.5)	(7.3)
Stock repurchases	—	(19.0)
Payments under long-term lease obligations	(139.5)	(124.9)
Payments under capital lease obligations	(38.1)	(29.2)
Other, net	(2.3)	(11.1)
Net cash (used in) provided from financing activities	(104.6)	142.7
Decrease in cash and cash equivalents	(6.1)	(2.6)
Cash and Cash Equivalents:
Beginning of period	43.4	59.1
End of period	$37.3	$56.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$640.4	$597.5
Income taxes (refunded) paid, net	$(15.1)	$1.5
See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09 (See Note 1)	—	—	35.3	35.3
Adoption of ASU 2017-12 (See Note 1)	—	1.7	(1.7)	—
Net loss	—	—	(173.8)	(173.8)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	3.4	—	3.4
Amortization of net unrealized losses on de-designated interest rate swaps	—	1.8	—	1.8
Change in designated interest rate swaps	—	16.1	—	16.1
Comprehensive income (loss)	—	21.3	(173.8)	(152.5)
Share-based compensation	10.2	—	—	10.2
Stock issued under equity distribution agreement	12.2	—	—	12.2
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.3)	—	—	(1.3)
Balance at September 30, 2018	$1,247.1	$44.4	$(2,652.4)	$(1,360.9)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Revenues and sales:
Service revenues	$1,400.1	$1,472.4	$4,260.1	$4,282.4
Product sales	20.5	25.3	59.2	72.6
Total revenues and sales	1,420.6	1,497.7	4,319.3	4,355.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	700.2	780.5	2,159.9	2,215.0
Cost of products sold	19.7	22.3	54.7	72.8
Selling, general and administrative	225.5	231.3	677.6	670.4
Depreciation and amortization	383.8	365.4	1,136.3	1,066.3
Merger, integration and other costs	9.0	33.7	30.4	107.4
Restructuring charges	6.5	22.8	26.0	33.7
Total costs and expenses	1,344.7	1,456.0	4,084.9	4,165.6
Operating income	75.9	41.7	234.4	189.4
Other income, net	3.2	1.7	12.9	8.5
Net gain on early extinguishment of debt	190.3	5.2	190.3	2.0
Interest expense	(230.0)	(216.4)	(677.5)	(642.6)
Income (loss) before income taxes	39.4	(167.8)	(239.9)	(442.7)
Income tax benefit	(2.1)	(66.6)	(67.2)	(162.8)
Net income (loss)	$41.5	$(101.2)	$(172.7)	$(279.9)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Net income (loss)	$41.5	$(101.2)	$(172.7)	$(279.9)
Other comprehensive income:
Interest rate swaps:
Unrealized gain on designated interest rate swaps	1.9	5.5	21.6	3.6
Amortization of net unrealized losses on de-designated interest rate swaps	0.7	1.3	2.4	4.2
Income tax expense	(0.6)	(2.6)	(6.1)	(3.0)
Change in interest rate swaps	2.0	4.2	17.9	4.8
Postretirement and pension plans:
Prior service credit arising during the period	—	—	2.7	—
Change in net actuarial gain for employee benefit plans	—	—	5.4	1.4
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—	0.2	0.1
Amortization of prior service credits	(1.2)	(0.1)	(3.8)	(0.5)
Income tax expense	(0.5)	—	(1.1)	(0.4)
Change in postretirement and pension plans	(1.6)	(0.1)	3.4	0.6
Other comprehensive income	0.4	4.1	21.3	5.4
Comprehensive income (loss)	$41.9	$(97.1)	$(151.4)	$(274.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$37.3	$43.4
Accounts receivable (less allowance for doubtful
accounts of $24.8 and $29.7, respectively)	649.0	643.0
Inventories	87.0	93.0
Prepaid expenses and other	184.3	154.3
Total current assets	957.6	933.7
Goodwill	2,876.8	2,842.4
Other intangibles, net	1,300.3	1,454.4
Net property, plant and equipment	5,049.2	5,391.8
Deferred income taxes	418.0	370.8
Other assets	108.2	91.2
Total Assets	$10,710.1	$11,084.3
Liabilities and Member Deficit
Current Liabilities:
Current maturities of long-term debt	$17.9	$169.3
Current portion of long-term lease obligations	206.0	188.6
Accounts payable	483.4	494.0
Advance payments and customer deposits	195.2	207.3
Accrued taxes	93.5	89.5
Accrued interest	69.9	52.6
Other current liabilities	308.8	342.1
Total current liabilities	1,374.7	1,543.4
Long-term debt	5,721.3	5,674.6
Long-term lease obligations	4,486.5	4,643.3
Other liabilities	488.5	521.9
Total liabilities	12,071.0	12,383.2
Commitments and Contingencies (See Note 15)
Member Deficit:
Additional paid-in capital	1,241.2	1,187.1
Accumulated other comprehensive income	44.4	21.4
Accumulated deficit	(2,646.5)	(2,507.4)
Total member deficit	(1,360.9)	(1,298.9)
Total Liabilities and Member Deficit	$10,710.1	$11,084.3

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2018	2017
Cash Flows from Operating Activities:
Net loss	$(172.7)	$(279.9)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,136.3	1,066.3
Provision for doubtful accounts	26.3	33.5
Share-based compensation expense	25.5	45.2
Deferred income taxes	(67.6)	(145.3)
Net gain on early extinguishment of debt	(190.3)	(2.0)
Other, net	10.1	15.5
Changes in operating assets and liabilities, net
Accounts receivable	(25.9)	(8.9)
Prepaid income taxes	(4.1)	(5.6)
Prepaid expenses and other	4.6	(20.3)
Accounts payable	(12.7)	(31.2)
Accrued interest	17.6	25.0
Accrued taxes	(3.4)	3.6
Other current liabilities	(2.4)	(14.2)
Other liabilities	7.1	1.2
Other, net	9.0	(36.3)
Net cash provided from operating activities	757.4	646.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(603.2)	(724.2)
Acquisition of Broadview, net of cash acquired	—	(63.3)
Cash acquired from EarthLink	—	5.0
Acquisitions of MASS and ATC, net of cash acquired	(46.9)	—
Other, net	(7.6)	(9.4)
Net cash used in investing activities	(657.7)	(791.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.2)	(83.4)
Contribution from Windstream Holdings, Inc.	12.2	9.6
Repayments of debt and swaps	(540.4)	(1,710.6)
Proceeds from debt issuance	627.0	2,099.6
Debt issuance costs	(23.5)	(7.3)
Payments under long-term lease obligations	(139.5)	(124.9)
Payments under capital lease obligations	(38.1)	(29.2)
Other, net	(2.3)	(11.1)
Net cash (used in) provided from financing activities	(105.8)	142.7
Decrease in cash and cash equivalents	(6.1)	(2.6)
Cash and Cash Equivalents:
Beginning of period	43.4	59.1
End of period	$37.3	$56.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$640.4	$597.5
Income taxes (refunded) paid, net	$(15.1)	$1.5
See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09 (See Note 1)	—	—	35.3	35.3
Adoption of ASU 2017-12 (See Note 1)	—	1.7	(1.7)	—
Net loss	—	—	(172.7)	(172.7)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	3.4	—	3.4
Amortization of unrealized losses on de-designated interest rate swaps	—	1.8	—	1.8
Change in designated interest rate swaps	—	16.1	—	16.1
Comprehensive income (loss)	—	21.3	(172.7)	(151.4)
Share-based compensation	10.2	—	—	10.2
Contributions from Windstream Holdings, Inc.:
Stock issued under equity distribution agreement	12.2	—	—	12.2
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.3)	—	—	(1.3)
Distributions payable to Windstream Holdings, Inc.	(1.1)	—	—	(1.1)
Balance at September 30, 2018	$1,241.2	$44.4	$(2,646.5)	$(1,360.9)

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

Consumer service revenues are generated from the provisioning of high-speed Internet, voice and video services to consumers. Enterprise service revenues include revenues from integrated voice and data services, advanced data and traditional voice and long-distance services provided to enterprise, mid-market and small business customers. Wholesale revenues include revenues from other communications services providers for special access circuits and fiber connections, voice and data transport services, and revenues from the reselling of our services. Service revenues also include switched access revenues, federal and state Universal Service Fund (“USF”) revenues, amounts received from Connect America Fund (“CAF”) - Phase II, USF surcharges and revenues from providing other miscellaneous services.

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2017, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair statement of results of operations and financial condition for the interim periods presented including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 28, 2018.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. Earnings per share data has not been presented for Windstream Services because that entity has not issued publicly held common stock as defined in accordance with U.S. GAAP. Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Services.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

The impact of adoption of ASU 2014-09 on our 2018 consolidated statements of operations and consolidated balance sheet are as follows:

	Three Months Ended September 30, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Revenue and sales
Service revenues	$1,401.0	$(0.9)	$1,400.1
Product sales	$20.5	$—	$20.5
Costs and expenses
Cost of services	$699.9	$0.3	$700.2
Selling, general and administrative	$227.0	$(1.2)	$225.8
Income tax benefit	$(2.2)	$—	$(2.2)
Net income	$41.3	$—	$41.3

	Nine Months Ended September 30, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Revenue and sales
Service revenues	$4,259.9	$0.2	$4,260.1
Product sales	$59.2	$—	$59.2
Costs and expenses
Cost of services	$2,159.2	$0.7	$2,159.9
Selling, general and administrative	$680.7	$(1.6)	$679.1
Income tax benefit	$(67.9)	$0.3	$(67.6)
Net loss	$(174.6)	$0.8	$(173.8)

	September 30, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Assets
Accounts receivable	$649.0	$—	$649.0
Prepaid expenses and other	$154.0	$30.3	$184.3
Other assets	$90.8	$17.4	$108.2
Deferred income taxes	$430.3	$(12.3)	$418.0
Liabilities
Advance payments and customer deposits	$195.9	$(0.7)	$195.2
Other current liabilities	$308.8	$—	$308.8
Other liabilities	$488.5	$—	$488.5
Accumulated deficit	$(2,688.5)	$36.1	$(2,652.4)

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018. The effect of the retrospective adoption of this standard was to change previously reported amounts within the accompanying consolidated statement of cash flows for the nine-month period ended September 30, 2017 due to reclassifying $21.2 million of debt prepayment penalties and fees paid to lenders in conjunction with the early termination of long-term debt obligations from operating activities to financing activities. Other than this change in classification of debt prepayment penalties and fees, adoption of this standard did not have an impact on our consolidated statement of cash flows.

The following table presents the effect of the changes made to our consolidated statement of cash flows for the nine-month period ended September 30, 2017:

(Millions)	As Previously Reported	Reclassification Adjustments	As Revised
Cash Flows from Operating Activities:
Adjustments to reconcile net loss to net cash provided from operations:
Noncash portion of net gain on early extinguishment of debt	$(20.2)	$20.2	$—
Net gain on early extinguishment of debt	$—	$(2.0)	$(2.0)
Changes in operating assets and liabilities, net:
Other, net	$(39.3)	$3.0	$(36.3)
Net cash provided from operating activities	$625.4	$21.2	$646.6
Cash Flows from Financing Activities:
Repayments of debt and swaps	$(1,689.4)	$(21.2)	$(1,710.6)
Net cash provided from financing activities	$163.9	$(21.2)	$142.7

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

1. Preparation of Interim Financial Statements, Continued:

Presentation of Defined Benefit Retirement Costs – In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This standard changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, actuarial gains and losses, curtailments and settlements). The operating expense component will be reported in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period while the non-operating components will be reported in other income and expense. In addition, only the service cost component will be eligible for capitalization as part of an asset such as inventory or property, plant and equipment. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. The ASU is effective for fiscal years beginning after December 15, 2017. We adopted this standard effective January 1, 2018. The effect of the retrospective adoption of this standard was to change previously reported amounts within the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 2017, respectively, for operating income and other income, net, resulting in decreases in operating income from $43.0 million to $41.2 million and from $195.8 million to $187.8 million, respectively, with corresponding increases to other (expense) income, net from $(0.1) million to $1.7 million and $0.5 million to $8.5 million, respectively. There was no change to our reported net loss for the three and nine month periods ended September 30, 2017. The impact of only capitalizing service cost on a prospective basis was immaterial to our consolidated financial statements as of and for the three and nine month periods ended September 30, 2018.

Hedging Activities – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This standard modifies hedge accounting to allow more hedging strategies to qualify for hedge accounting, amends presentation and disclosure requirements, and changes how entities assess effectiveness of their hedging transactions. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. As permitted, we early adopted this standard effective January 1, 2018. Upon adoption, we recognized a cumulative effect adjustment of $(1.7) million, net of tax, to the opening balance of our accumulated deficit with an offsetting increase to accumulated comprehensive income. Comparative prior-period information has not been restated. See Note 6 for additional information regarding our hedging activities and derivative financial instruments.

Recently Issued Authoritative Guidance

Leases – In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require that virtually all lease arrangements that do not meet the criteria of a short-term lease be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future lease payments. The income statement impacts of the leases will depend on the nature of the leasing arrangement and will be similar to existing accounting for operating and capital leases. The new standard does not substantially change the accounting for lessors. The new standard will also require additional disclosures regarding an entity’s leasing arrangements and will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This amendment provides an optional transition method that permits an entity to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and not recast comparative periods. As a result, prior period financial statements and disclosures will continue to be presented in accordance with ASC 840. Prior to the issuance of ASU 2018-11, lessees and lessors would have been required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. In addition, ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. The effective date for this amendment is the same as ASU 2016-02 discussed above.

We will adopt ASU 2016-02 effective January 1, 2019, using the optional transition method available under ASU 2018-11. Our existing operating lease portfolio primarily consists of network, real estate and equipment leases. Upon adoption of this standard, we expect to record in our consolidated balance sheet a right-of-use asset and liability related to substantially all of our operating lease arrangements. We have established a cross-functional team to determine the scope of arrangements subject to this standard as well as to assess the impact to our systems, processes and internal controls that will be necessary to meet the standard’s reporting and disclosure requirements.

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

Fair Value Measurement Disclosures - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies the disclosure requirements for fair value measurements by removing the requirements to disclose: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) timing of recognizing transfers between levels within the fair value hierarchy; and (iii) valuation processes used for Level 3 fair value measurements. Additionally, the standard now requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. Except for changes to certain disclosures related to fair value measurements, we do not expect this standard to have a material impact on our consolidated financial statements upon adoption.

Pension and Other Postretirement Plan Disclosures - In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing the requirements to disclose: (i) amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; (ii) amount and timing of plan assets expected to be returned to the employer; and (iii) effects of a one-percentage point change in assumed health care cost trend rates. Additionally, the standard now requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Except for changes to certain disclosures related to our pension and postretirement plans, we do not expect this standard to have a material impact on our consolidated financial statements upon adoption.

Implementation Costs in Cloud Computing Arrangements - In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Revenues:

As previously discussed in Note 1, we adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method. The majority of our revenue is derived from providing access to or usage of our networks and facilities we operate.

Performance Obligations – A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and represents the unit of account in applying the new revenue recognition guidance. A contract’s transaction price, considering discounts given for bundled purchases and promotional credits, is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have multiple performance obligations. While many contracts include one or more performance obligations, the revenue recognition pattern is generally not impacted by the allocation since the performance obligations are generally satisfied over the same period of time. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on the relative standalone selling price of each performance obligation in the contract. The standalone selling price is the estimated price we would charge for the good or service in a separate transaction with similar customers in similar circumstances. Identifying distinct performance obligations and determining the standalone selling price for each performance obligation within a contract with multiple performance obligations requires management judgment.

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

As a practical expedient, we group similar contracts or performance obligations together into portfolios of contracts or performance obligations for the following: service activations, installation services, certain promotional credits, commissions and other costs to fulfill a contract. Portfolios are recognized over the estimated life of the customer. Determining the estimated life of the customer requires management judgment.

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

Accounts Receivable – Accounts receivable, principally consist of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of historical collection experience, age of outstanding receivables, current economic conditions and a specific customer’s ability to meet its financial obligations. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer monthly billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to communication services and product sales of $24.8 million and $23.8 million at September 30, 2018 and December 31, 2017, respectively.

Contract Balances – Contract assets include unbilled amounts resulting when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets principally consist of discounts and promotional credits given to customers. The current and noncurrent portion of contract assets is included in prepaid expenses and other and other assets, respectively, in the accompanying consolidated balance sheets.

Our contract liabilities consist of services billed in excess of revenue recognized. Our contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. The change in our contract liabilities is primarily related to customer activity associated with services billed in advance, the receipt of cash payments and the satisfaction of our performance obligations. We classify these amounts as current or noncurrent based on the timing of when we expect to recognize revenue.

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	September 30, 2018	January 1, 2018
Contract assets (a)	$13.2	$13.1
Contract liabilities (b)	$(197.7)	$(209.3)
Revenues recognized included in the opening contract liability balance	$186.3

(a)	Includes $8.7 million and $3.6 million in prepaid expense and other and $4.5 million and $9.5 million in other assets as of September 30, 2018 and January 1, 2018, respectively.

(b)
Includes $185.6 million and $198.3 million in advance payments and customer deposits and $12.1 million and $11.0 million in other liabilities as of September 30, 2018 and January 1, 2018, respectively.

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.4 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 11.3 percent, 39.7 percent and 28.8 percent of our remaining performance obligations as revenue during the remainder of 2018, 2019 and 2020, with the remaining balance thereafter.

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the three-month period ended September 30, 2018 was as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$239.2	$—	$—	$22.0	$261.2
Voice and long-distance	29.7	233.6	—	—	263.3
Video and miscellaneous	11.1	—	—	—	11.1
Dial-up, e-mail and miscellaneous	—	—	—	21.7	21.7
Data and integrated services	—	380.7	—	—	380.7
Small business services	75.0	—	—	—	75.0
Core wholesale (a)	—	—	136.7	—	136.7
Resale (b)	—	—	19.5	—	19.5
Wireless TDM (c)	—	—	2.3	—	2.3
Switched access	6.7	—	8.4	—	15.1
Miscellaneous	—	39.8	—	—	39.8
Service revenues from contracts with customers	361.7	654.1	166.9	43.7	1,226.4
Product sales	7.5	12.6	0.2	0.2	20.5
Total revenue from contracts with customers	369.2	666.7	167.1	43.9	1,246.9
Other service revenues (d)	97.2	62.4	14.0	0.1	173.7
Total revenues and sales	$466.4	$729.1	$181.1	$44.0	$1,420.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

2. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the nine-month period ended September 30, 2018 was as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$725.2	$—	$—	$69.6	$794.8
Voice and long-distance	91.8	716.6	—	—	808.4
Video and miscellaneous	33.8	—	—	—	33.8
Dial-up, e-mail and miscellaneous	—	—	—	67.0	67.0
Data and integrated services	—	1,156.8	—	—	1,156.8
Small business services	229.0	—	—	—	229.0
Core wholesale (a)	—	—	415.3	—	415.3
Resale (b)	—	—	60.9	—	60.9
Wireless TDM (c)	—	—	7.4	—	7.4
Switched access	21.8	—	27.2	—	49.0
Miscellaneous	—	117.5	—	—	117.5
Service revenues from contracts with customers	1,101.6	1,990.9	510.8	136.6	3,739.9
Product sales	19.6	38.8	0.4	0.4	59.2
Total revenue from contracts with customers	1,121.2	2,029.7	511.2	137.0	3,799.1
Other service revenues (d)	294.2	188.6	36.1	1.3	520.2
Total revenues and sales	$1,415.4	$2,218.3	$547.3	$138.3	$4,319.3

(a)	Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(b)	Revenues represent voice and data services sold to other communications services providers on a resale basis.

(c)	Revenues represent Time Division Multiplexing (“TDM”) private line transport services.

(d)	Other service revenues primarily include end user surcharges, CAF – Phase II funding, state USF and access recovery mechanism (“ARM”) support and lease revenue.

Deferred Commissions and Other Costs to Fulfill a Contract – Our direct incremental costs of obtaining a contract, consisting of sales commissions and certain costs associated with activating services, including costs to develop customized solutions and provision services, are deferred and recognized as an operating expense using a portfolio approach over the estimated life of the customer, which ranges from 18 to 36 months.

Determining the amount of costs to fulfill requires judgment. In determining costs to fulfill, consideration is given to periodic time studies, management estimates and statistics from internal information systems.

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in our consolidated balance sheets. Deferred contract costs totaled $45.6 million at September 30, 2018, of which $30.8 million and $14.8 million was included in prepaid expenses and other and other assets, respectively. At January 1, 2018, deferred contract costs were $44.6 million, of which $30.3 million and $14.3 million was included in prepaid expenses and other and other assets, respectively. Amortization of deferred contract costs was $31.9 million for the nine-month period ended September 30, 2018. There was no impairment loss recognized for the nine-month period ended September 30, 2018, related to deferred contract cost.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions:

Completed in 2018

American Telephone Company

On August 31, 2018, Windstream Holdings completed its acquisition of American Telephone Company, LLC (“ATC”), a reseller of a broad range of voice and data communications services to businesses mainly headquartered in the greater New York metropolitan area, for cash consideration of approximately $10.0 million, net of cash acquired. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary and subject to change based on receipt of information currently not available to us, including the tax basis of the assets acquired. The excess of the aggregate purchase price over the fair value of the tangible net assets acquired of $9.8 million was assigned to customer list of $7.0 million and goodwill of $2.8 million. All of the goodwill recorded in this acquisition will be deductible for income tax purposes. The results of ATC’s operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.

MASS Communications

On March 27, 2018, Windstream Holdings acquired MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors for cash consideration of approximately $37.1 million, net of cash acquired, and included $2.5 million of expected earn-out payments which have been funded into an escrow account. The acquisition was accounted using the acquisition method and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. In allocating the purchase price, we recorded approximately $1.3 million of tangible assets, consisting primarily of accounts receivable, $10.0 million associated with a customer list intangible asset, $4.0 million of trade accounts payable and other current liabilities, $2.5 million of deferred income tax liabilities, and $32.3 million of goodwill. The purchase price allocation is preliminary and subject to change based on receipt of information currently not available to us, including the tax basis of the assets acquired. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with this acquisition was primarily attributable to the MASS workforce and expected synergies. None of the goodwill recorded in this acquisition is expected to be deductible for income tax purposes. The results of MASS’ operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.
Completed in 2017

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

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

The following table summarizes the fair values of the assets acquired and liabilities assumed for Broadview.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

The results of Broadview’s operations are included in our consolidated results of operations beginning on July 28, 2017. For the three and nine month periods ended September 30, 2017, our consolidated results of operations include revenues and sales of $49.2 million and operating income of $2.5 million attributable to Broadview. We incurred $0.5 million and $3.9 million of merger and integration expenses during the three and nine month periods ended September 30, 2018, respectively, as compared to $7.9 million for the same periods in 2017 related to the completion of this acquisition (see Note 10). Pro forma financial information for Broadview has not been presented because the effects of this acquisition were not material to our consolidated results of operations.

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

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the three and nine month periods ended September 30, 2017, our consolidated results of operations include revenues and sales of $222.6 million and $529.7 million and operating income of $6.0 million and $10.0 million attributable to EarthLink. We incurred $2.0 million and $13.0 million of merger and integration expenses during the three and nine month periods ended September 30, 2018, respectively, as compared to $23.6 million and $90.1 million for the same period in 2017 related to the completion of the Merger (see Note 10).

The following unaudited pro forma consolidated results of operations of Windstream for the three and nine month periods ended September 30, 2017 assume that the Merger occurred as of January 1, 2016:

(Millions)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues and sales	$1,497.7	$4,504.5
Operating income	$41.2	$212.5
Net loss	$(104.9)	$(267.9)
Loss per share	($2.87)	($7.28)

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

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

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2017:
Goodwill	$4,683.2
Accumulated impairment loss	(1,840.8)
Balance at December 31, 2017, net	2,842.4
Changes during the period:
Broadview measurement period adjustments	(0.7)
MASS acquisition	32.3
ATC acquisition	2.8
Balance at September 30, 2018:
Goodwill	4,717.6
Accumulated impairment loss	(1,840.8)
Balance at September 30, 2018, net	$2,876.8

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Balance at December 31, 2017:
Goodwill	$2,321.2	$961.8	$1,297.1	$103.1	$4,683.2
Accumulated impairment loss	(1,417.8)	—	(423.0)	—	(1,840.8)
Balance at December 31, 2017, net	903.4	961.8	874.1	103.1	2,842.4
Changes during the period:
Broadview measurement period adjustments	—	(0.7)	—	—	(0.7)
MASS acquisition	—	32.3	—	—	32.3
ATC acquisition	—	2.8	—	—	2.8
Balance at September 30, 2018:
Goodwill	2,321.2	996.2	1,297.1	103.1	4,717.6
Accumulated impairment loss	(1,417.8)	—	(423.0)	—	(1,840.8)
Balance at September 30, 2018, net	$903.4	$996.2	$874.1	$103.1	$2,876.8

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at:

	September 30, 2018			December 31, 2017
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(403.9)	$881.2	$1,285.1	$(371.8)	$913.3
Customer lists	2,121.6	(1,752.7)	368.9	2,104.6	(1,626.6)	478.0
Cable franchise rights	17.3	(10.0)	7.3	17.3	(9.1)	8.2
Trade names	29.0	(5.2)	23.8	29.0	(2.2)	26.8
Developed technology and software	33.0	(14.4)	18.6	33.0	(7.1)	25.9
Patents	10.6	(10.1)	0.5	10.6	(8.4)	2.2
Balance	$3,496.6	$(2,196.3)	$1,300.3	$3,479.6	$(2,025.2)	$1,454.4

Intangible asset amortization methodology and useful lives were as follows as of September 30, 2018:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1-10 years
Developed technology and software	straight-line	3-5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $56.1 million and $171.2 million for the three and nine month periods ended September 30, 2018, respectively, as compared to $64.8 million and $177.5 million for the same periods in 2017. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the five years ended December 31:

Year	(Millions)
2018	$225.8
2019	$183.6
2020	$142.2
2021	$106.3
2022	$74.1

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Long-term debt was as follows at:

(Millions)	September 30, 2018	December 31, 2017
Issued by Windstream Services:
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	$1,183.6	$1,192.6
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	569.8	574.2
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020	1,030.0	775.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (b) (e)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (c) (e)	414.9	—
Senior Second Lien Notes – 9.000%, due June 30, 2025 (c) (e)	802.0	—
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (e)	78.1	492.9
2021 Notes – 7.750%, due October 1, 2021 (e)	70.1	88.9
2022 Notes – 7.500%, due June 1, 2022 (e)	36.2	41.6
2023 Notes – 7.500%, due April 1, 2023 (e)	34.3	120.4
2023 Notes – 6.375%, due August 1, 2023 (e)	806.9	1,147.6
2024 Notes – 8.750%, due December 15, 2024 (e)	105.8	834.3
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (d) (e)	100.0	100.0
Net discount on long-term debt (f)	(31.7)	(61.6)
Unamortized debt issuance costs (f)	(60.8)	(62.0)
	5,739.2	5,843.9
Less current maturities	(17.9)	(169.3)
Total long-term debt	$5,721.3	$5,674.6

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

(c)
The notes are guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The notes and the guarantees are secured by a second priority lien on Windstream Services’ and the guarantors’ assets that secure the obligations under the senior secured credit facility.

(d)	These bonds are secured equally with the senior secured credit facility with respect to the assets of Windstream Holdings of the Midwest, Inc.

(e)	Windstream Services may call the remaining aggregate principal amounts of these debentures and notes at various premiums upon early redemption.

(f)	The net discount balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

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

Interest rates applicable to the Tranche B7 term loan are, at Windstream Services’ option, equal to either a base rate plus a margin of 2.25 percent per annum or LIBOR plus a margin of 3.25 percent per annum. LIBOR for the Tranche B7 term loan shall at no time be less than 0.75 percent. The Tranche B7 term loan is subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable at maturity. At the time of repayment, unamortized debt issuance and discount related to Tranche B5 totaled $6.3 million, of which $1.2 million were included in the loss on debt extinguishment, while the remaining $5.1 million continue to be deferred and amortized to interest expense over the remaining life of Tranche B7 in accordance with debt modification accounting. On the date of closing of the merger with EarthLink, Windstream Services amended its existing senior secured credit agreement to provide for the issuance of an aggregate principal amount of $450.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink’s outstanding 8.875 percent Senior Notes due 2019 (“EarthLink 2019 Notes”) and 7.375 percent Senior Secured Notes due 2020 (“EarthLink 2020 Notes”). The incremental loans were issued at a price of 99.0 percent of the principal amount of the loan. The incremental loans are repayable at any time.

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

During the first nine months of 2018, Windstream Services borrowed $627.0 million under the revolving line of credit in its senior secured credit facility and retired $372.0 million of these borrowings through September 30, 2018. Borrowings under the revolving line of credit include $150.0 million for the one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018. Considering letters of credit of $23.4 million, the amount available for borrowing under the revolving line of credit was $196.6 million at September 30, 2018.

During the first nine months of 2018, the variable interest rate on the revolving line of credit ranged from 3.40 percent to 6.25 percent, and the weighted average rate on amounts outstanding was 3.90 percent during the period. Comparatively, the variable interest rate ranged from 2.65 percent to 5.25 percent during the first nine months of 2017, with a weighted average rate on amounts outstanding during the period of 3.09 percent.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt, Continued:

Consent Solicitation and Amendments to 2025 Notes and Senior Secured Credit Facility - During the second quarter of 2018, Windstream Services and Windstream Finance Corp. (together the “issuers”) received the requisite consents to amend the indenture governing the 8.625 percent senior first lien notes due October 31, 2025 (“2025 Notes”). Holders of the 2025 Notes who validly delivered (and did not validly revoke) consents to the amendments to the indenture received a one-time consent payment equal to $2.50 per $1,000 principal amount of 2025 Notes provided that such consent was received prior to the expiration of the consent solicitation on June 6, 2018. The consent solicitation (i) permitted the issuers and guarantors under the indenture to issue or incur indebtedness on a junior lien basis and (ii) authorized the collateral agent under the indenture to enter into a junior lien intercreditor agreement upon the issuance or incurrence of junior lien secured indebtedness by the issuers and the guarantors under the indenture. In conjunction with receiving the requisite consents, the amendments to the indenture became effective and operative. All holders of the 2025 Notes are bound by the terms thereof, even if they did not deliver consents to the amendments. Except for the amendments, all existing terms of the 2025 Notes and the Indenture remain unchanged.

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

New Debt Issuances and Debt Exchanges Completed in 2018

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt, Continued:

In completing the exchange transactions, Windstream Services incurred $18.4 million in arrangement, legal and other third-party fees. The exchanges of the 2020 and 2021 Notes were accounted for as a debt modification, and the remaining exchanges of 2022 Notes, 2023 Notes, August 2023 Notes and 2024 Notes were accounted for as a debt extinguishment. For the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net gain of $190.3 million, consisting of the net principal reduction of $226.0 million reduced by the write-off of a portion of the unamortized discount and debt issuance costs related to the original notes of $35.7 million. Of the total legal and other third-party fees incurred, $6.5 million were expensed as additional interest expense under debt modification accounting while the remaining $11.9 million of fees were capitalized and amortized over the terms of the new notes in accordance with the extinguishment method of accounting.

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

Net Gain on Early Extinguishment of Debt

The net gain on early extinguishment of debt was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Broadview 2017 Notes:
Unamortized premium recorded in the acquisition	$—	$0.2	$—	$0.2
Gain on early extinguishment	—	0.2	—	0.2
EarthLink 2019 and 2020 Notes:
Premium on early redemption	—	—	—	(18.3)
Unamortized premium recorded in the Merger	—	—	—	16.3
Loss on early extinguishment	—	—	—	(2.0)
Senior secured credit facility:
Unamortized discount on original issuance	—	—	—	(0.3)
Unamortized debt issuance costs on original issuance	—	—	—	(0.9)
Loss on early extinguishment	—	—	—	(1.2)
2020 Notes:
Discount on repurchases	—	5.3	—	5.3
Unamortized premium on original issuance	—	0.1	—	0.1
Unamortized debt issuance costs on original issuance	—	(0.4)	—	(0.4)
Gain on early extinguishment	—	5.0	—	5.0
Exchanges of 2021, 2022, 2023, August 2023 and 2024 Notes:
Discount on early redemption	226.0	—	226.0	—
Unamortized discount on original issuance	(22.9)	—	(22.9)	—
Unamortized debt issuance costs on original issuance	(12.8)	—	(12.8)	—
Gain on early extinguishment	190.3	—	190.3	—
Net gain on early extinguishment of debt	$190.3	$5.2	$190.3	$2.0

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt, Continued:

Maturities of Long-Term Debt

Maturities for long-term debt outstanding as of September 30, 2018, excluding $31.7 million of unamortized net discount and $60.8 million of unamortized debt issuance costs, were as follows:

Twelve-month period ended:	(Millions)
September 30, 2019	$17.9
September 30, 2020	1,047.9
September 30, 2021	1,243.3
September 30, 2022	112.1
September 30, 2023	847.1
Thereafter	2,563.4
Total	$5,831.7

Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Interest expense - long-term debt	$112.5	$92.3	$320.1	$266.6
Interest expense - long-term lease obligations:
Telecommunications network assets	116.2	120.7	352.1	365.2
Real estate contributed to pension plan	1.5	1.5	4.6	4.6
Impact of interest rate swaps	(1.3)	2.2	(1.3)	8.2
Interest on capital leases and other	1.9	1.2	4.4	3.6
Less capitalized interest expense	(0.8)	(1.5)	(2.4)	(5.6)
Total interest expense	$230.0	$216.4	$677.5	$642.6

Debt Compliance

The terms of Windstream Services’ credit facility and indentures include customary covenants that, among other things, require maintenance of certain financial ratios and restrict Windstream Services’ ability to incur additional indebtedness. These financial ratios include a maximum leverage ratio of 4.5 to 1.0 and a minimum interest coverage ratio of 2.75 to 1.0. In addition, the covenants include restrictions on dividend and certain other types of payments, including restricted payments to Windstream Holdings by Windstream Services. As of September 30, 2018, Windstream Services was in compliance with all of these covenants.

In addition, certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. The 2024 Notes include certain provisions that prohibit Windstream Services’ ability to issue restricted payments to Windstream Holdings, if its consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making rent payments under the master lease with Uniti and to pay certain administrative expenses. Under Windstream Services’ long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more ownership interest in Windstream Services subject to meeting additional conditions, or breach of certain other conditions set forth in the borrowing agreements. Windstream Services and its subsidiaries were in compliance with these covenants as of September 30, 2018.

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

On November 6, 2017, Windstream Services completed an exchange of certain of its existing senior notes for additional August 2023 Notes and received consents from holders representing a majority of the outstanding aggregate principal amount of the August 2023 Notes to certain waivers and amendments relating to the defaults alleged in the Original Notice (the “Exchange and Consent Transactions”). On November 6, 2017, Windstream Services, the co-issuer, the guarantors party thereto and the Trustee executed a supplemental indenture to the 2013 Indenture giving effect to such waivers and amendments.

Additionally during the fourth quarter of 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and the existing August 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Windstream Services Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Windstream Services Notes. Windstream Services, the trustee under the indentures governing the Windstream Services Notes and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation. The waivers and amendments are now effective and operative and, as such, are binding on all holders of the Windstream Services Notes. Consent delivered pursuant to the consent solicitations may not be revoked. As a result of the debt exchanges and the consent transactions, Windstream Services has been, and remains, in compliance with all of the covenants under the 2013 Indenture.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	September 30, 2018	December 31, 2017
Designated portion, measured at fair value:
Other current assets	$6.3	$1.2
Other assets	$20.0	$10.6
Other current liabilities	$2.4	$7.8
Other non-current liabilities	$1.2	$10.5
Accumulated other comprehensive income	$57.6	$33.7
De-designated portion, unamortized value:
Accumulated other comprehensive income	$(3.0)	$(5.4)
Weighted average fixed rate paid	0.15%	0.82%
Variable rate received	2.16%	1.49%

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

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt, or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of September 30, 2018. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Windstream Services expects to recognize net gains of $10.2 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for its six interest swap agreements at September 30, 2018. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the nine-month periods ended September 30:

(Millions)	2018	2017
Changes in fair value, net of tax (a)	$16.1	$2.2
Amortization of net unrealized losses on de-designated interest rate swaps, net of tax (a)	$1.8	$2.6

(a)
Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings. For 2017, this amount reflects only the effective portion of the change in fair value of the cash flow hedges.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $3.0 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At September 30, 2018, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables presents the assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2018 and December 31, 2017. Information pertaining to derivative assets was as follows:

		Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018:
Interest rate swaps	$26.3	$(1.8)	$—	$24.5

December 31, 2017:
Interest rate swaps	$11.8	$(2.9)	$—	$8.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Information pertaining to derivative liabilities was as follows:

		Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2018:
Interest rate swaps	$2.7	$(1.8)	$—	$0.9

December 31, 2017:
Interest rate swaps	$18.3	$(2.9)	$—	$15.4

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine-month period ended September 30, 2018 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of September 30, 2018 or December 31, 2017.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at:

(Millions)	September 30, 2018	December 31, 2017
Recorded at Fair Value in the Financial Statements:
Derivatives - Interest rate swap assets - Level 2	$26.3	$11.8
Derivatives - Interest rate swap liabilities - Level 2	$2.7	$18.3
Not Recorded at Fair Value in the Financial Statements: (a)
Long-term debt, including current maturities - Level 2	$4,842.0	$4,824.2

(a)
Recognized at carrying value of $5,800.0 million and $5,905.9 million in long-term debt, including current maturities, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

7. Fair Value Measurements, Continued:

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of September 30, 2018 and December 31, 2017, the fair values of the interest rate swaps were reduced by $0.5 million and $4.8 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). We recognize transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the fair value hierarchy during the nine-month period ended September 30, 2018.

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

The components of pension benefit income, including provision for executive retirement agreements, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Benefits earned during the period (a)	$0.4	$2.0	$2.3	$6.1
Interest cost on benefit obligation (b)	11.4	11.6	32.0	34.7
Net actuarial gain	(0.1)	—	(5.7)	(2.3)
Amortization of prior service credit (b)	(1.2)	—	(3.6)	(0.2)
Expected return on plan assets (b)	(13.1)	(13.6)	(41.4)	(40.8)
Curtailment gain (b)	—	—	(2.7)	—
Net periodic benefit income	$(2.6)	$—	$(19.1)	$(2.5)

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other income, net.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

8. Employee Benefit Plans and Postretirement Benefits, Continued:

During the third quarter of 2018, we made additional cash contributions of $3.6 million to the qualified pension plan. We intend to fund the remaining 2018 contributions using our common stock, cash, or a combination thereof.

The components of postretirement benefits expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Interest cost on benefit obligation (a)	$0.1	$0.3	$0.5	$0.8
Amortization of net actuarial loss (a)	0.1	—	0.2	0.1
Amortization of prior service credit (a)	—	(0.1)	(0.2)	(0.3)
Net periodic benefit expense	$0.2	$0.2	$0.5	$0.6

(a)Included in other income, net.

We contributed $1.1 million to the postretirement plan during the nine-month period ended September 30, 2018, excluding amounts that were funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $4.7 million and $16.8 million in the three and nine month periods ended September 30, 2018, respectively, as compared to $6.0 million and $17.5 million for the same periods in 2017 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2018 and 2017 matching contribution expected to be made in Windstream Holdings common stock is included in share-based compensation expense in the accompanying consolidated statements of cash flow. In March 2018, we contributed 3.4 million shares of our common stock with a fair value of $26.9 million to the plan for the 2017 annual matching contribution.

9. Share-Based Compensation Plans:

All share-based compensation award information presented has been retrospectively adjusted to reflect the effects of the one-for-five reverse stock split, which became effective on May 25, 2018 (see Note 1).

In May 2018, our stockholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) which (i) extended the term of the Incentive Plan through February 6, 2023 and (ii) increased the maximum number of shares authorized for issuance or delivery under the Incentive Plan on a post-reverse stock split basis from 4.9 million to 6.8 million. Under the Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of September 30, 2018, the Incentive Plan had remaining capacity of approximately 2.1 million awards.

Stock Options – At December 31, 2017, we had fewer than 0.1 million of vested stock option awards outstanding, all of which had been issued in conjunction with past acquisitions as replacement awards to former employees of the acquired companies. Substantially all of these options have exercise prices that are significantly higher than the current market price of our common stock and therefore are not likely to be exercised during the next twelve months. Prior to 2018, no other stock options had been granted by us. During 2018, our Board of Directors granted 1.1 million stock options to certain officers, executives and other key management employees. Under terms of the grant award, the stock options vest ratably over a three-year period from the date of grant and the exercise price of the option equals the market value of our common stock on the date of grant. The maximum term for each option granted is 10 years. Our practice is to issue new shares of common stock upon the exercise of stock options. We measure the cost of employee stock options based on the grant-date fair value and recognize that cost on a straight-line basis over the period in which a recipient is required to provide services in exchange for the options, which is equal to the vesting period.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

The weighted average fair value of stock options granted during the nine-month period ended September 30, 2018 was $4.25 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

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

The following table summarizes stock option activity as of September 30, 2018:

	(Thousands) Number of Shares Underlying Options	Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions) Aggregate Intrinsic Value
Outstanding at December 31, 2017	34.2	$68.20
Granted	1,079.3	$7.50
Exercised	—	$—
Canceled and forfeited	(88.6)	$20.87
Outstanding at September 30, 2018	1,024.9	$8.37	9.2	$—
Vested or expected to vest at September 30, 2018	904.0	$8.74	9.2	$—
Exercisable at September 30, 2018	18.1	$56.70	2.0	$—

The following table summarizes stock option information as of September 30, 2018:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands) Number of Options	Weighted Average Exercise Price	(Thousands) Number of Options	Weighted Average Exercise Price
$7.50 - $7.60	1,006.8	$7.50	—	$—
$14.70 - $35.05	1.3	$21.55	1.3	$21.55
$47.10 - $91.35	16.8	$59.43	16.8	$59.43
	1,024.9	$8.37	18.1	$56.70

At September 30, 2018, total unamortized compensation cost for non-vested stock option awards amounted to $3.0 million and is expected to be recognized over a weighted average period of 2.4 years.

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

9. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued were as follows for the nine-month period ended September 30, 2018:

(Number of shares in thousands)
Service-based restricted stock and restricted units:
Vest one year from date of grant, service based - granted to non-employee directors	109.6
Vest immediately on date of grant, service based - granted to non-employee directors	41.1
Total granted	150.7
Grant date fair value (Dollars in millions)	$1.1

Service-based restricted stock and restricted unit activity for the nine-month period ended September 30, 2018 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2017	1,022.8	$31.45
Granted	150.7	$7.30
Vested	(572.3)	$32.86
Forfeited	(73.6)	$28.39
Non-vested at September 30, 2018	527.6	$23.43

Performance restricted stock unit activity for the nine-month period ended September 30, 2018 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2017	520.7	$32.90
Granted	—	$—
Vested	(103.7)	$36.09
Forfeited	(91.6)	$27.70
Non-vested at September 30, 2018	325.4	$28.35

At September 30, 2018, unrecognized compensation expense for restricted stock and restricted stock units totaled $9.7 million and is expected to be recognized over the weighted average vesting period of 1.0 years. The total fair value of shares vested was $22.5 million for the nine-month period ended September 30, 2018, as compared to $36.5 million for the same period in 2017. Share-based compensation expense for restricted stock and restricted stock units was $2.4 million and $8.7 million for the three and nine month periods ended September 30, 2018, respectively, as compared to $6.8 million and $27.7 million for the same periods in 2017.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes amounts related to the matching contribution to the employee savings plan for which payments to eligible participants are expected to be made in Windstream Holdings common stock.

A summary of share-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Restricted stock, restricted units and stock options	$2.4	$6.8	$8.7	$27.7
Employee savings plan (See Note 8)	4.7	6.0	16.8	17.5
Share-based compensation expense	$7.1	$12.8	$25.5	$45.2

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to our mergers with EarthLink and Broadview. During the fourth quarter of 2017, we completed a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired competitive local exchange carrier (“CLEC”) markets. In undertaking this initiative, we incurred, in the first nine months of 2017, exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration.

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

During the three and nine month periods of 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 200 and 750 positions, respectively, and incurred restructuring charges of $3.2 million and $22.1 million, respectively, consisting of severance and employee benefit costs. We also incurred lease termination costs of $3.3 million and $3.9 million during the three and nine month periods of 2018, respectively, as a result of vacating certain facilities. Comparatively, during the third quarter of 2017, we eliminated approximately 700 positions and incurred a restructuring charge of $22.8 million. In addition to this initiative, we completed reductions in our workforce eliminating approximately 375 positions in our incumbent local exchange carrier (“ILEC”) small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations during the first nine months of 2017. In completing these workforce reductions, we incurred severance and other employee benefit costs of $31.6 million.

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Merger, integration and other costs:
Information technology conversion costs	$0.2	$0.6	$0.8	$2.1
Costs related to merger with EarthLink (a)	2.0	23.6	13.0	90.1
Costs related to merger with Broadview (b)	0.5	7.9	3.9	7.9
Costs related to acquisitions of MASS and ATC	0.7	—	1.9	—
Network optimization and contract termination costs	—	1.6	—	6.5
Legal fees related to Uniti spin-off litigation (see Note 15)	5.1	—	9.9	0.5
Other costs	0.5	—	0.9	0.3
Total merger, integration and other costs	9.0	33.7	30.4	107.4
Restructuring charges	6.5	22.8	26.0	33.7
Total merger, integration and other costs and restructuring charges	$15.5	$56.5	$56.4	$141.1

(a)
For the three and nine month periods ended September 30, 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $1.0 million and $5.8 million, respectively, contract and lease termination costs of $0.1 million and $4.8 million, respectively, as a result of vacating certain facilities related to the acquired operations of EarthLink, and other miscellaneous expenses of $0.9 million and $2.4 million, respectively.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

10. Merger, Integration and Other Costs and Restructuring Charges, Continued:

Comparatively, during the three and nine month periods ended September 30, 2017, these amounts include severance and employee benefit costs for employees terminated after the Merger were $5.3 million and $34.8 million, share-based compensation expense of $0.4 million and $10.1 million attributable to the accelerated vesting of replacement equity awards for terminated EarthLink employees, and other miscellaneous expenses of $2.0 million and $4.0 million, respectively. During the third quarter of 2017, we incurred contract and lease termination costs of $17.8 million related to the acquired operations of EarthLink. For the three and nine month periods of 2017, we also incurred investment banking, legal, accounting and other consulting fees of $0.6 million and $23.4 million, respectively.

(b)
For the nine-month period ended September 30, 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.9 million and for the three and nine months ended September 30, 2018, other miscellaneous expenses of $0.5 million and $2.0 million, respectively.

Comparatively, for the three and nine month periods ended September 30, 2017, severance and employee benefit costs for Broadview employees terminated after the acquisition were $3.1 million and we incurred investment banking, legal and other consulting costs of $4.8 million.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net income (loss) $11.6 million and $42.1 million for the three and nine month periods ended September 30, 2018, respectively, as compared to $32.4 million and $90.4 million for the same periods in 2017.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at September 30:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Other Exit Costs	Total
Balance at December 31, 2017	$10.3	$5.0	$4.2	$19.5
Expenses incurred in period	30.4	22.1	3.9	56.4
Cash outlays during the period	(28.3)	(20.1)	(7.3)	(55.7)
Balance at September 30, 2018	$12.4	$7.0	$0.8	$20.2

Payments of these liabilities will be funded through operating cash flows.

11. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	September 30, 2018	December 31, 2017
Pension and postretirement plans	$7.4	$4.0
Unrealized net gains (losses) on interest rate swaps:
Designated portion	38.5	20.7
De-designated portion	(1.5)	(3.3)
Accumulated other comprehensive income	$44.4	$21.4

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

11. Accumulated Other Comprehensive Income, Continued:

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2017	$17.4	$4.0	$21.4
Cumulative effect of adoption of ASU 2017-12	1.7	—	1.7
Prior service credit arising during the period	—	2.7	2.7
Other comprehensive income before reclassifications	16.1	3.4	19.5
Amounts reclassified from other accumulated comprehensive income (a)	1.8	(2.7)	(0.9)
Balance at September 30, 2018	$37.0	$7.4	$44.4

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,			Affected Line Item in the Consolidated Statements of Operations
	2018	2017	2018	2017
Interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	$0.7	$1.3	$2.4	$4.2		Interest expense
	0.7	1.3	2.4	4.2		Income (loss) before income taxes
	(0.1)	(0.5)	(0.6)	(1.6)		Income tax benefit
	0.6	0.8	1.8	2.6		Net income (loss)
Pension and postretirement plans:
Amortization of net actuarial loss	0.1	—	0.2	0.1	(a)
Amortization of prior service credits	(1.2)	(0.1)	(3.8)	(0.5)	(a)
	(1.1)	(0.1)	(3.6)	(0.4)		Income (loss) before income taxes
	0.1	0.1	0.9	0.2		Income tax benefit
	(1.0)	—	(2.7)	(0.2)		Net income (loss)
Total reclassifications for the period, net of tax	$(0.4)	$0.8	$(0.9)	$2.4		Net income (loss)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (see Note 8).

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

12. Earnings (Loss) per Share:

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

We also issue performance-based restricted stock units as part of our share-based compensation plan. Certain of these restricted stock units contain a forfeitable right to receive dividends. Because dividends attributable to these shares are forfeited if the vesting provisions are not met, they are considered non-participating restricted shares and are not considered to be potentially dilutive under the two-class method until the performance conditions have been satisfied. As of September 30, 2018, the performance conditions for the outstanding restricted stock units have not yet been satisfied. Restricted stock units, stock options and warrants are included in the computation of dilutive earnings (loss) per share using the treasury stock method.

A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2018	2017	2018	2017
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss)	$41.3	$(101.5)	$(173.8)	$(280.9)
Income allocable to participating securities	—	—	—	(1.3)
Net income (loss) attributable to common shares	$41.3	$(101.5)	$(173.8)	$(282.2)

Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	42.5	37.5	40.2	33.9
Weighted average participating securities	—	(0.7)	—	(0.7)
Weighted average basic and diluted shares outstanding	42.5	36.8	40.2	33.2
Basic and diluted earnings (loss) per share:
Net income (loss)	$.97	($2.76)	($4.32)	($8.50)

For the three months ended September 30, 2018, we excluded restricted stock units and options to purchase shares issuable under stock-based compensation plans from the computation of diluted earnings per share because the effect would be anti-dilutive in applying the treasury stock method. For the nine-month period ended September 30, 2018 and for the three and nine month periods ended September 30, 2017, we excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses. We had 0.9 million restricted stock units and 1.0 million stock options outstanding as of September 30, 2018, compared to 0.8 million restricted stock units and fewer than 0.1 million stock options outstanding at September 30, 2017.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information:

Effective November 1, 2017, we reorganized our business operations and changed the composition of our business segments. Prior period segment information has been revised to reflect these changes, which had no impact on our consolidated results of operations. We disaggregate our operations between customers located in service areas in which we are the ILEC and provide services over network facilities operated by us and those customers located in service areas in which we are a CLEC and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. Following our reorganization, we now operate and report the following four segments:

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

•
Wholesale – Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers. These services include special access services, which provide access and network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. We also offer traditional services including special access services and TDM private line transport. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

•
Consumer CLEC – Products and services offered to customers include traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

We evaluate performance of the segments based on contribution margin or segment income, which is computed as segment revenues and sales less segment operating expenses. Segment revenues are based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment revenues also include revenue from federal and state USF, CAF – Phase II support, funds received from federal access recovery mechanisms, revenues from providing switched access services, including usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities, certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, and product sales to contractors. There are no differences between total segment revenues and sales and total consolidated revenues and sales.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation, pension expense, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Consumer & Small Business:
Revenues and sales	$466.4	$487.3	$1,415.4	$1,496.6
Costs and expenses	200.3	217.3	593.8	648.6
Segment income	$266.1	$270.0	$821.6	$848.0
Enterprise:
Revenues and sales	$729.1	$767.1	$2,218.3	$2,167.3
Cost and expenses	568.2	620.0	1,750.4	1,754.5
Segment income	$160.9	$147.1	$467.9	$412.8
Wholesale:
Revenues and sales	$181.1	$191.3	$547.3	$566.7
Costs and expenses	54.5	58.1	163.6	171.4
Segment income	$126.6	$133.2	$383.7	$395.3
Consumer CLEC:
Revenues and sales	$44.0	$52.0	$138.3	$124.4
Costs and expenses	19.1	27.2	59.6	62.9
Segment income	$24.9	$24.8	$78.7	$61.5
Total segment revenues and sales	$1,420.6	$1,497.7	$4,319.3	$4,355.0
Total segment costs and expenses	842.1	922.6	2,567.4	2,637.4
Total segment income	$578.5	$575.1	$1,751.9	$1,717.6

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

13. Segment Information, Continued:

The following table reconciles segment income to consolidated net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Total segment income	$578.5	$575.1	$1,751.9	$1,717.6
Depreciation and amortization	(383.8)	(365.4)	(1,136.3)	(1,066.3)
Merger, integration and other costs	(9.0)	(33.7)	(30.4)	(107.4)
Restructuring charges	(6.5)	(22.8)	(26.0)	(33.7)
Other unassigned operating expenses	(103.6)	(112.0)	(326.3)	(322.4)
Other income, net	3.2	1.7	12.9	8.5
Net gain on early extinguishment of debt	190.3	5.2	190.3	2.0
Interest expense	(230.0)	(216.4)	(677.5)	(642.6)
Income tax benefit	2.2	66.8	67.6	163.4
Net income (loss)	$41.3	$(101.5)	$(173.8)	$(280.9)

14. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC

In connection with the issuance of the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023, and the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Services’ wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

Following the acquisitions, the acquired legal entities of EarthLink, Broadview, MASS and ATC have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented herein includes the acquired EarthLink operations beginning on February 27, 2017, the acquired Broadview operations beginning on July 28, 2017, the acquired MASS operations as of March 27, 2018, and the acquired ATC operations as of August 31, 2018.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three and nine month periods ended September 30, 2018 and 2017, condensed consolidating and combined balance sheets as of September 30, 2018 and December 31, 2017, and condensed consolidating and combined statements of cash flows for the nine-month periods ended September 30, 2018 and 2017 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries, and have been presented using the equity method of accounting.

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$285.5	$1,139.9	$(25.3)	$1,400.1
Product sales	—	19.0	1.5	—	20.5
Total revenues and sales	—	304.5	1,141.4	(25.3)	1,420.6
Costs and expenses:
Cost of services	—	105.7	619.8	(25.3)	700.2
Cost of products sold	—	17.1	2.6	—	19.7
Selling, general and administrative	—	34.7	190.8	—	225.5
Depreciation and amortization	1.5	111.8	270.5	—	383.8
Merger, integration and other costs	—	0.2	8.8	—	9.0
Restructuring charges	—	0.7	5.8	—	6.5
Total costs and expenses	1.5	270.2	1,098.3	(25.3)	1,344.7
Operating (loss) income	(1.5)	34.3	43.1	—	75.9
(Losses) earnings from consolidated subsidiaries	(33.0)	23.5	20.7	(11.2)	—
Other income, net	0.1	—	3.1	—	3.2
Net gain on early extinguishment of debt	190.3	—	—	—	190.3
Intercompany interest income (expense)	13.6	(12.1)	(1.5)	—	—
Interest expense	(109.7)	(35.2)	(85.1)	—	(230.0)
Income (loss) before income taxes	59.8	10.5	(19.7)	(11.2)	39.4
Income tax expense (benefit)	18.3	(8.9)	(11.5)	—	(2.1)
Net income (loss)	$41.5	$19.4	$(8.2)	$(11.2)	$41.5
Comprehensive income (loss)	$41.9	$19.4	$(8.2)	$(11.2)	$41.9

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$306.8	$1,192.9	$(27.3)	$1,472.4
Product sales	—	21.9	3.4	—	25.3
Total revenues and sales	—	328.7	1,196.3	(27.3)	1,497.7
Costs and expenses:
Cost of services	—	159.0	648.5	(27.0)	780.5
Cost of products sold	—	19.1	3.2	—	22.3
Selling, general and administrative	—	44.0	187.6	(0.3)	231.3
Depreciation and amortization	2.1	72.1	291.2	—	365.4
Merger, integration and other costs	—	0.5	33.2	—	33.7
Restructuring charges	—	0.7	22.1	—	22.8
Total costs and expenses	2.1	295.4	1,185.8	(27.3)	1,456.0
Operating (loss) income	(2.1)	33.3	10.5	—	41.7
(Losses) earnings from consolidated subsidiaries	(57.5)	(22.3)	0.8	79.0	—
Other (expense) income, net	—	(0.2)	1.9	—	1.7
Net gain on early extinguishment of debt	4.9	—	0.3	—	5.2
Intercompany interest income (expense)	17.7	(10.2)	(7.5)	—	—
Interest expense	(91.5)	(36.5)	(88.4)	—	(216.4)
Loss before income taxes	(128.5)	(35.9)	(82.4)	79.0	(167.8)
Income tax benefit	(27.3)	(5.0)	(34.3)	—	(66.6)
Net loss	$(101.2)	$(30.9)	$(48.1)	$79.0	$(101.2)
Comprehensive loss	$(97.1)	$(30.9)	$(48.1)	$79.0	$(97.1)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Nine Months Ended September 30, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$872.2	$3,469.0	$(81.1)	$4,260.1
Product sales	—	55.1	4.1	—	59.2
Total revenues and sales	—	927.3	3,473.1	(81.1)	4,319.3
Costs and expenses:
Cost of services	—	371.4	1,868.5	(80.0)	2,159.9
Cost of products sold	—	48.1	6.6	—	54.7
Selling, general and administrative	—	121.0	557.7	(1.1)	677.6
Depreciation and amortization	4.2	359.5	772.6	—	1,136.3
Merger, integration and other costs	—	0.2	30.2	—	30.4
Restructuring charges	—	3.8	22.2	—	26.0
Total costs and expenses	4.2	904.0	3,257.8	(81.1)	4,084.9
Operating (loss) income	(4.2)	23.3	215.3	—	234.4
(Losses) earnings from consolidated subsidiaries	(112.3)	94.2	59.3	(41.2)	—
Other income (expense), net	0.5	(0.5)	12.9	—	12.9
Net gain on early extinguishment of debt	190.3	—	—	—	190.3
Intercompany interest income (expense)	44.2	(32.9)	(11.3)	—	—
Interest expense	(314.0)	(107.1)	(256.4)	—	(677.5)
(Loss) income before income taxes	(195.5)	(23.0)	19.8	(41.2)	(239.9)
Income tax benefit	(22.8)	(33.7)	(10.7)	—	(67.2)
Net (loss) income	$(172.7)	$10.7	$30.5	$(41.2)	$(172.7)
Comprehensive (loss) income	$(151.4)	$10.7	$30.5	$(41.2)	$(151.4)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Nine Months Ended September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$885.5	$3,468.2	$(71.3)	$4,282.4
Product sales	—	64.8	7.8	—	72.6
Total revenues and sales	—	950.3	3,476.0	(71.3)	4,355.0
Costs and expenses:
Cost of services	—	420.6	1,863.9	(69.5)	2,215.0
Cost of products sold	—	60.3	12.5	—	72.8
Selling, general and administrative	—	127.1	545.1	(1.8)	670.4
Depreciation and amortization	7.0	282.0	777.3	—	1,066.3
Merger, integration and other costs	—	1.5	105.9	—	107.4
Restructuring charges	—	5.7	28.0	—	33.7
Total costs and expenses	7.0	897.2	3,332.7	(71.3)	4,165.6
Operating (loss) income	(7.0)	53.1	143.3	—	189.4
(Losses) earnings from consolidated subsidiaries	(152.4)	(23.0)	33.1	142.3	—
Other income, net	—	0.9	7.6	—	8.5
Net gain (loss) on early extinguishment of debt	3.7	(2.0)	0.3	—	2.0
Intercompany interest income (expense)	65.7	(32.3)	(33.4)	—	—
Interest expense	(266.1)	(112.8)	(263.7)	—	(642.6)
Loss before income taxes	(356.1)	(116.1)	(112.8)	142.3	(442.7)
Income tax benefit	(76.2)	(34.9)	(51.7)	—	(162.8)
Net loss	$(279.9)	$(81.2)	$(61.1)	$142.3	$(279.9)
Comprehensive loss	$(274.5)	$(81.2)	$(61.1)	$142.3	$(274.5)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of September 30, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$3.7	$—	$33.8	$(0.2)	$37.3
Accounts receivable, net	—	198.0	454.3	(3.3)	649.0
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	141.8	1,852.9	(1,994.7)	—
Inventories	—	70.0	17.0	—	87.0
Prepaid expenses and other	21.2	37.7	125.4	—	184.3
Total current assets	24.9	452.5	2,483.4	(2,003.2)	957.6
Investments in consolidated subsidiaries	5,433.8	701.4	591.1	(6,726.3)	—
Notes receivable - affiliate	—	304.2	—	(304.2)	—
Goodwill	657.2	1,712.7	506.9	—	2,876.8
Other intangibles, net	457.2	390.4	452.7	—	1,300.3
Net property, plant and equipment	0.6	1,232.0	3,816.6	—	5,049.2
Deferred income taxes	—	482.3	189.7	(254.0)	418.0
Other assets	33.0	17.5	57.7	—	108.2
Total Assets	$6,606.7	$5,293.0	$8,098.1	$(9,287.7)	$10,710.1
Liabilities and Equity (Deficit)
Current Liabilities:
Current maturities of long-term debt	$17.9	$—	$—	$—	$17.9
Current portion of long-term lease obligations	—	60.3	145.7	—	206.0
Accounts payable	—	262.3	221.1	—	483.4
Affiliates payable, net	1,994.7	—	—	(1,994.7)	—
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	38.4	160.1	(3.3)	195.2
Accrued taxes	0.2	19.8	73.5	—	93.5
Accrued interest	66.0	3.4	0.5	—	69.9
Other current liabilities	3.1	91.7	214.0	—	308.8
Total current liabilities	2,081.9	475.9	819.9	(2,003.0)	1,374.7
Long-term debt	5,621.7	99.6	—	—	5,721.3
Long-term lease obligations	—	1,304.2	3,182.3	—	4,486.5
Notes payable - affiliate	—	—	304.2	(304.2)	—
Deferred income taxes	254.0	—	—	(254.0)	—
Other liabilities	10.0	68.9	409.6	—	488.5
Total liabilities	7,967.6	1,948.6	4,716.0	(2,561.2)	12,071.0
Commitments and Contingencies (See Note 15)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,241.2	3,958.3	1,404.9	(5,363.2)	1,241.2
Accumulated other comprehensive income	44.4	—	7.4	(7.4)	44.4
(Accumulated deficit) retained earnings	(2,646.5)	(653.3)	1,887.9	(1,234.6)	(2,646.5)
Total equity (deficit)	(1,360.9)	3,344.4	3,382.1	(6,726.5)	(1,360.9)
Total Liabilities and Equity (Deficit)	$6,606.7	$5,293.0	$8,098.1	$(9,287.7)	$10,710.1

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

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(259.9)	$397.3	$620.0	$—	$757.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.1)	(132.7)	(470.4)	—	(603.2)
Acquisitions of MASS and ATC, net of cash acquired	(46.9)	—	—	—	(46.9)
Other, net	1.2	0.5	(9.3)	—	(7.6)
Net cash used in investing activities	(45.8)	(132.2)	(479.7)	—	(657.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.2)	—	—	—	(1.2)
Contributions from Windstream Holdings, Inc.	12.2	—	—	—	12.2
Repayments of debt and swaps	(540.4)	—	—	—	(540.4)
Proceeds from debt issuance	627.0	—	—	—	627.0
Debt issuance costs	(23.5)	—	—	—	(23.5)
Intercompany transactions, net	237.3	(194.3)	(42.8)	(0.2)	—
Payments under long-term lease obligations	—	(40.8)	(98.7)	—	(139.5)
Payments under capital lease obligations	—	(34.9)	(3.2)	—	(38.1)
Other, net	(2.0)	2.4	(2.7)	—	(2.3)
Net cash provided from (used in) financing activities	309.4	(267.6)	(147.4)	(0.2)	(105.8)
Increase (decrease) in cash and cash equivalents	3.7	(2.5)	(7.1)	(0.2)	(6.1)
Cash and Cash Equivalents:
Beginning of period	—	2.5	40.9	—	43.4
End of period	$3.7	$—	$33.8	$(0.2)	$37.3

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

14. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(175.8)	$265.7	$556.7	$—	$646.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.3)	(109.2)	(614.7)	—	(724.2)
Acquisition of Broadview, net of cash acquired	(63.3)	—	—	—	(63.3)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	—	(9.4)	—	(9.4)
Net cash used in investing activities	(63.6)	(108.5)	(619.8)	—	(791.9)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(83.4)	—	—	—	(83.4)
Contributions from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(1,097.0)	(453.6)	(160.0)	—	(1,710.6)
Proceeds from debt issuance	2,099.6	—	—	—	2,099.6
Debt issuance costs	(7.3)	—	—	—	(7.3)
Intercompany transactions, net	(671.0)	355.1	315.9	—	—
Payments under long-term lease obligations	—	(36.6)	(88.3)	—	(124.9)
Payments under capital lease obligations	—	(25.1)	(4.1)	—	(29.2)
Other, net	(11.1)	2.5	(2.5)	—	(11.1)
Net cash provided from (used in) financing activities	239.4	(157.7)	61.0	—	142.7
Decrease in cash and cash equivalents	—	(0.5)	(2.1)	—	(2.6)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$1.7	$54.8	$—	$56.5

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
____

15. Commitments and Contingencies:

Litigation

In a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. ("Aurelius") asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, based on alleged violations of the associated indenture (the "2013 Indenture"). Aurelius primarily alleged that Windstream Services violated the 2013 Indenture by executing the spin-off of Uniti in April 2015 that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the 2013 Indenture and that violated Section 4.07 of the 2013 Indenture by not delivering certain required Officers' Certificates associated with alleged Restricted Payments. The Original Notice purported to constitute a written notice of default, which would trigger a sixty-day grace or cure period after which the Indenture trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes could declare the principal amount of all outstanding 6.375 percent Notes to be immediately due and payable. If an “Event of Default” is found to have occurred under the 2013 Indenture, then such “Event of Default” could also constitute an “Event of Default” under the Windstream Services’ Credit Agreement. In addition, if an “Event of Default” is deemed to have occurred under the 2013 Indenture and Windstream Services’ obligations under the 2013 Indenture and the 6.375 percent 2023 Notes are accelerated, this could also constitute an “Event of Default” under the indentures governing the Windstream Services’ other senior notes.

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

On November 22, 2017, Windstream Services filed a motion for judgment on the pleadings seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent Notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream Services asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the 2013 Indenture, which contains a "no-action" clause. Aurelius amended its counterclaims, and on February 2, 2018, Windstream Services filed an answer and affirmative defenses in response to the amended counterclaims. On November 27, 2017, Windstream Services received a second purported notice of default dated November 27, 2017 (the “Second Notice”) from Aurelius which alleged that certain of the Exchange and Consent Transactions violated the terms of the 2013 Indenture. Aurelius withdrew the Second Notice on December 6, 2017, and served an alleged notice of an Event of Default and acceleration on December 7, 2017 (“Notice of Acceleration”). The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the note associated with the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period. Windstream Services disputes that any amounts are due and owing and has denied all allegations made in the Original Notice, the Second Notice (now withdrawn) and the Notice of Acceleration, and asserted the allegations are without merit in the pending litigation.

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

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the quarter in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. All four of the complaints contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading.

We believe that we have valid defenses for each of the lawsuits, and we plan to vigorously defend the pursuit of all matters. While the ultimate resolution of the matters is not currently predictable, if there is an adverse ruling in any of these matters, the ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.

We are party to various other legal proceedings and the ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Other Matters

Windstream and one of its business customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, and Windstream appealed USAC’s denial to the FCC on August 23, 2018. While the ultimate resolution and timing of any decision is not currently predictable, if there is a future adverse legal ruling against us, the ruling could result in financial exposure to Windstream for the total amounts listed above.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and nine month periods ended September 30, 2018, the amount of pre-tax expenses directly incurred by Windstream Holdings were approximately $0.3 million and $1.5 million, respectively, compared to $0.5 million and $1.6 million for the same period in 2017. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.2 million and $1.1 million for the three and nine month periods ended September 30, 2018 compared to $0.3 million and $1.0 million in 2017. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

ACQUISITIONS COMPLETED IN 2018 AND 2017

On August 31, 2018, Windstream Holdings completed its acquisition of American Telephone Company, LLC (“ATC”), a reseller of a broad range of voice and data communications services to businesses mainly headquartered in the greater New York metropolitan area, for initial cash consideration of approximately $10 million, net of cash acquired. The transaction reflects our strategy to augment organic revenue growth with small, customer-base acquisitions.

On March 27, 2018, Windstream Holdings acquired MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors, for $37.1 million in cash, net of cash acquired.

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

During the third quarter of 2018, we achieved the following related to these initiatives:

•
Expanded our premium broadband availability to our Consumer & Small Business customers. Approximately 36 percent of our customer base now subscribe to rate plans offering 25 megabits per second (“Mbps”) speeds or faster compared to only 21 percent for the same period a year ago. This improvement in premium speed availability helped drive growth in net high-speed Internet customer additions, as we added 8,357 net high-speed Internet customers. Contribution margins in our Consumer & Small Business segment increased to 57.1 percent compared to 55.4 percent for the same period a year ago.

•	Strategic sales comprised 54.0 percent of total sales in our Enterprise segment and contribution margin increased to 22.1 percent compared to 19.2 percent for the same period a year ago.

•	Grew contribution margins in our Wholesale and Consumer CLEC businesses through strong expense management.

During the first nine months of 2018, we also executed on our initiative to transform our business operations and reduce operating costs including rebranding our Enterprise and Wholesale business unit, optimizing our network and aligning our workforce to improve productivity and reduce costs. In undertaking these initiatives, we incurred third-party consulting fees, incremental rebranding and marketing expenses, incremental labor, travel, training, and other transition costs related to outsourcing certain support functions. We also incurred costs associated with grooming our network, including relocation of traffic to existing lower-cost circuits and termination of existing contracts prior to their expiration. In addition, we completed restructurings of our workforce in 2018 eliminating approximately 750 employees and an additional 90 positions that will drive cost savings of approximately $60 million in 2018.

As further discussed in Note 5, on August 2, 2018, we completed various debt exchanges, which extended the maturities of $1.4 billion of our long-term debt obligations, such that we now have no significant unsecured debt maturities until 2023. In completing these exchanges, we reduced our total long-term debt by $226.0 million and recognized a pretax gain from the early extinguishment of debt of $190.3 million during the third quarter of 2018.

Our consolidated operating results for the three and nine month periods ended September 30, 2018 were favorably impacted by incremental revenues attributable to the acquisitions of MASS, Broadview and EarthLink, cost savings from workforce reductions and the pretax gain from the early extinguishment of debt. These increases were partially offset by reductions in consumer, small business and enterprise revenues primarily due to customer losses from competition and decreases in switched access revenues and federal USF surcharges due to the continuing adverse effects of inter-carrier compensation reform. When compared to the same period a year ago, operating results for the three and nine month periods ended September 30, 2018 reflect higher depreciation and amortization expense of $18.4 million and $70.0 million, primarily attributable to the acquisitions, and additional interest costs of $13.6 million and $34.9 million, principally due to an increase in our long-term debt obligations in completing those acquisitions. Operating results for the three and nine month periods ended September 30, 2017 included $23.6 million and $90.1 million of merger and integration expenses related to the acquisition of EarthLink compared to $2.0 million and $13.0 million for the three and nine month periods ended September 30, 2018. The income tax benefit recorded on our pre-tax loss for the nine months ended September 30, 2018 decreased $95.8 million compared to the income tax benefit recorded on our pre-tax loss in the same period a year ago, primarily due to the reduction in the statutory corporate tax rate from 35 percent to 21 percent effective January 1, 2018, as well as the tax effects of the August 2, 2018 debt exchange.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings as of:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2018	2017	Amount	%	2018	2017	Amount	%
Revenues and sales:
Service revenues	$1,400.1	$1,472.4	$(72.3)	(5)	$4,260.1	$4,282.4	$(22.3)	(1)
Product sales	20.5	25.3	(4.8)	(19)	59.2	72.6	(13.4)	(18)
Total revenues and sales	1,420.6	1,497.7	(77.1)	(5)	4,319.3	4,355.0	(35.7)	(1)
Costs and expenses:
Cost of services (a)	700.2	780.5	(80.3)	(10)	2,159.9	2,215.0	(55.1)	(2)
Cost of products sold	19.7	22.3	(2.6)	(12)	54.7	72.8	(18.1)	(25)
Selling, general and administrative	225.8	231.8	(6.0)	(3)	679.1	672.0	7.1	1
Depreciation and amortization	383.8	365.4	18.4	5	1,136.3	1,066.3	70.0	7
Merger, integration and other costs	9.0	33.7	(24.7)	(73)	30.4	107.4	(77.0)	(72)
Restructuring charges	6.5	22.8	(16.3)	(71)	26.0	33.7	(7.7)	(23)
Total costs and expenses	1,345.0	1,456.5	(111.5)	(8)	4,086.4	4,167.2	(80.8)	(2)
Operating income	75.6	41.2	34.4	83	232.9	187.8	45.1	24
Other income, net	3.2	1.7	1.5	88	12.9	8.5	4.4	52
Net gain on early extinguishment of debt	190.3	5.2	185.1	*	190.3	2.0	188.3	*
Interest expense	(230.0)	(216.4)	13.6	6	(677.5)	(642.6)	34.9	5
Income (loss) before income taxes	39.1	(168.3)	207.4	123	(241.4)	(444.3)	202.9	46
Income tax benefit	(2.2)	(66.8)	(64.6)	(97)	(67.6)	(163.4)	(95.8)	(59)
Net income (loss)	$41.3	$(101.5)	$142.8	141	$(173.8)	$(280.9)	$107.1	38
* Not meaningful

(a)	Excludes depreciation and amortization included below.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Increases attributable to acquisitions	$31.3	$318.1
Decreases in Consumer CLEC revenues (a)	(8.1)	(16.4)
Decreases in Wholesale revenues (b)	(12.1)	(53.9)
Decreases in Consumer & Small Business revenues (c)	(20.1)	(73.1)
Decreases in Enterprise revenues (d)	(63.3)	(197.0)
Net decreases in service revenues	$(72.3) (5)	$(22.3) (1)

(a)	Decreases were primarily due to reductions in high-speed Internet and dial-up access customers due to the effects of competition.

(b)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(c)
Decreases were primarily due to lower high-speed Internet revenue as well as from reductions in both Consumer & Small Business voice-only revenues attributable to a decline in customers due to the impacts of competition and reductions in switched access revenues and federal USF surcharges due to the impacts of inter-carrier compensation reform.

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

The following table reflects the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$0.2		$1.2
Changes in Enterprise product sales (a)	0.7		(6.6)
Decreases in Consumer & Small Business product sales (b)	(5.7)		(8.0)
Net decreases in product sales	$(4.8)	(19)	$(13.4)	(18)

(a)	Decrease in the nine-month period was primarily due to lower equipment installations.

(b)	Decreases reflect declines in sales of network equipment on a wholesale basis to contractors due to lower demand.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases attributable to acquisitions	$19.8		$177.3
Decreases in pension expense	(1.4)		(4.3)
Decreases in federal USF expense	(3.1)		(5.0)
Decreases in network operations (a)	(20.7)		(40.6)
Decreases in other expenses (b)	(21.9)		(44.1)
Decreases in interconnection expense (c)	(53.0)		(138.4)
Net decreases in cost of services	$(80.3)	(10)	$(55.1) (2)

(a)
Decreases reflect reduced labor costs, primarily attributable to workforce reductions completed during 2017 and 2018, partially offset by higher leased network facilities costs attributable to expansion of our fiber transport network.

(b)
Decreases reflect reduced labor costs, primarily attributable to workforce reductions completed during 2017 and 2018, partially offset by incremental network optimization costs of $6.1 million and $17.7 million for the three and nine month periods ended September 30, 2018, respectively, incurred in migrating traffic to existing lower cost circuits and terminating contracts prior to their expiration.

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

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The following table reflects the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in product sales to Enterprise customers	$(1.4)		$(8.7)
Decreases in product sales to Consumer & Small Business customers	(1.2)		(9.4)
Decreases in cost of products sold	$(2.6)	(12)	$(18.1)	(25)

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

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Increases attributable to acquisitions	$7.7	$64.9
Increases due to business transformation expenses (a)	6.8	27.6
Decreases in sales and marketing expenses	(2.1)	(1.9)
Changes in other costs	2.2	(6.1)
Decreases in medical insurance	(1.9)	(9.1)
Decreases in share-based compensation	(4.0)	(11.5)
Decreases in salaries and other benefits (b)	(14.7)	(56.8)
Net change in SG&A	$(6.0) (3)	$7.1	1

(a)	These expenses primarily consist of third-party consulting fees, incremental labor, travel, training and other transition costs related to the outsourcing of certain support functions.

(b)	Decreases were primarily due to reduced labor costs, primarily attributable to workforce reductions completed during 2017 and 2018.
Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$4.1		$46.7
Increases in depreciation expense (a)	24.9		53.3
Decreases in amortization expense (b)	(10.6)		(30.0)
Net increases in depreciation and amortization expense	$18.4	5	$70.0	7

(a)	Increases were primarily due to additions of property, plant and equipment.

(b)
Decreases reflect the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to our mergers with EarthLink and Broadview. During the fourth quarter of 2017, we completed a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred in the first nine months of 2017, exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration.

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

During the three and nine month periods of 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 200 and 750 employees, respectively, and incurred restructuring charges of $3.2 million and $22.1 million, respectively, consisting of severance and employee benefit costs. We also incurred lease termination costs of $3.3 million and $3.9 million during the three and nine month periods of 2018, respectively, as a result of vacating certain facilities. Comparatively, during the third quarter of 2017, we eliminated approximately 700 positions and incurred a restructuring charge of $22.8 million. In addition to this initiative, we completed reductions in our workforce eliminating approximately 375 positions in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology workgroups to more efficiently manage our operations. In completing these workforce reductions, we incurred severance and other employee benefit costs of $31.6 million.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Merger, integration and other costs:
Information technology conversion costs	$0.2	$0.6	$0.8	$2.1
Costs related to merger with EarthLink (a)	2.0	23.6	13.0	90.1
Costs related to merger with Broadview (b)	0.5	7.9	3.9	7.9
Costs related to acquisitions of MASS and ATC	0.7	—	1.9	—
Network optimization and contract termination costs	—	1.6	—	6.5
Legal fees related to REIT spin-off litigation (see Note 15)	5.1	—	9.9	0.5
Other costs	0.5	—	0.9	0.3
Total merger, integration and other costs	9.0	33.7	30.4	107.4
Restructuring charges	6.5	22.8	26.0	33.7
Total merger, integration and other costs and restructuring charges	$15.5	$56.5	$56.4	$141.1

(a)
For the three and nine month periods ended September 30, 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $1.0 million and $5.8 million, respectively, contract and lease termination costs of $0.1 million and $4.8 million, respectively, as a result of vacating certain facilities related to the acquired operations of EarthLink, and other miscellaneous expenses of $0.9 million and $2.4 million, respectively.

Comparatively, during the three and nine month periods ended September 30, 2017, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger were $5.3 million and $34.8 million, share-based compensation expense of $0.4 million and $10.1 million attributable to the accelerated vesting of replacement equity awards for terminated EarthLink employees, and other miscellaneous expenses of $2.0 million and $4.0 million, respectively. During the third quarter of 2017, we incurred contract and lease termination costs of $17.8 million related to the acquired operations of EarthLink. For the nine-month period of 2017, we also incurred investment banking, legal, accounting and other consulting fees of $23.4 million,

(b)
For the nine months ended September 30, 2018, the amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.9 million and for the three and nine months ended September 30, 2018, other miscellaneous expenses of $0.5 million and $2.0 million, respectively.

Comparatively, for the three and nine month periods ended September 30, 2017, severance and employee benefit costs for Broadview employees terminated after the acquisition were $3.1 million and we incurred investment banking, legal and other consulting costs of $4.8 million.

Summary of Liability Activity Related to Both Merger, Integration and Other Costs and Restructuring Charges

As of September 30, 2018, we had unpaid merger, integration and other costs and restructuring liabilities totaling $20.2 million, which consisted of $7.8 million associated with restructuring initiatives and $12.4 million related to merger and integration activities, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 10).

Operating Income

Operating income increased $34.4 million, or 83 percent, and increased $45.1 million, or 24 percent, during the three and nine month periods ended September 30, 2018, respectively, as compared to the same periods in 2017.The increase in the three-month period of 2018 primarily reflects reductions in merger, integration and other costs of $24.7 million and restructuring charges of $16.3 million and incremental operating income before depreciation and amortization attributable to acquisitions of $3.9 million. These increase were partially offset by  higher depreciation and amortization expense of $18.4 million primarily due to acquisitions and incremental business transformation expenses of $6.9 million. The increase in the nine-month period of 2018 also reflected reductions in merger, integration and other costs of $77.0 million and restructuring charges of $7.7 million and incremental operating income before depreciation and amortization attributable to acquisitions of $77.0 million. The increases were partially offset by higher depreciation and amortization expense of $70.0 million primarily due to the acquisitions, incremental business transformation expenses of $27.7 million, $3.1 million of incremental marketing and rebranding costs, and $6.1 million of incremental network optimization costs. Operating income for both the three and nine month periods of 2018 also reflected decreases in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. The adverse effects from these revenue reductions were partially offset by decreased labor costs attributable to workforce reductions completed during 2017 and 2018 and lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declines in the number of customers served and decreases in long-distance usage.

Other Income, Net

The components of other income, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Loss on disposal of data center operations	$—	$—	$(7.9)	$—
Non-operating pension income	3.3	2.0	21.8	8.6
Non-operating postretirement benefits expense	(0.2)	(0.2)	(0.5)	(0.6)
Other, net	0.1	(0.1)	(0.5)	0.5
Other income, net	$3.2	$1.7	$12.9	$8.5

Net Gain on Early Extinguishment of Debt

During the third quarter of 2018, Windstream Services completed the settlement of exchange offers for (1) its 7.75 percent senior notes due October 15, 2020 (“2020 Notes”) for new 10.500 percent senior second lien notes due June 30, 2024 (the “New 2024 Notes”) and (2) its 7.75 percent senior notes due October 1, 2021 (“2021 Notes”), 7.50 percent senior notes due June 1, 2022 (“2022 Notes”), 7.50 percent senior notes due April 1, 2023 (“2023 Notes”), 6.375 percent senior notes due August 1, 2023 (“August 2023 Notes”) and 8.75 percent senior notes due December 15, 2024 (“2024 Notes”) for new 9.00 percent senior second lien notes due June 30, 2025 (the “New 2025 Notes”) as follows:

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

In completing this transaction, Windstream Services recognized a pre-tax gain of $190.3 million.

Comparatively, during the third quarter of 2017, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 7.750 percent senior unsecured notes due October 15, 2020, (the “2020 Notes”). In connection with the repurchase, Windstream Services recognized a pre-tax gain of $5.0 million. Windstream Services also repaid Broadview’s debt obligations that were assumed in the acquisition. In repaying these debt obligations prior to their maturity, Windstream Services recognized a pre-tax gain of $0.2 million.

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

The net gain on early extinguishment of debt was as follows:

(Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain on early extinguishment of Broadview Notes	$—	$0.2	$—	$0.2
Loss on early extinguishment of EarthLink 2019 and 2020 Notes	—	—	—	(2.0)
Gain on early extinguishment of 2020 Notes	—	5.0	—	5.0
Loss on early extinguishment of senior secured credit facility	—	—	—	(1.2)
Gain on early extinguishment from exchanges of 2021, 2022, 2023 and 2024 Notes	190.3	—	190.3	—
Net gain on early extinguishment of debt	$190.3	$5.2	$190.3	$2.0

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Senior secured credit facility, Tranche B	$28.7	$26.5	$82.6	$75.1
Senior secured credit facility, revolving line of credit	12.1	8.9	32.8	20.7
Senior secured first and second lien notes	39.5	—	67.3	—
Senior unsecured notes	30.5	53.9	132.3	162.1
Notes issued by subsidiaries	1.7	3.0	5.1	8.7
Interest expense - long-term lease obligations:
Telecommunications network assets	116.2	120.7	352.1	365.2
Real estate contributed to pension plan	1.5	1.5	4.6	4.6
Impacts of interest rate swaps	(1.3)	2.2	(1.3)	8.2
Interest on capital leases and other	1.9	1.2	4.4	3.6
Less capitalized interest expense	(0.8)	(1.5)	(2.4)	(5.6)
Total interest expense	$230.0	$216.4	$677.5	$642.6

Interest expense increased $13.6 million, or 6 percent, and $34.9 million, or 5 percent, for the three and nine month periods ended September 30, 2018, respectively, as compared to the same periods in 2017. The increases in 2018 in both 2018 periods reflect one-time financing fees of $9.3 million incurred in completing the 2018 consent and exchange transactions that were expensed in accordance with debt modification accounting. In addition, interest expense increased in both periods of 2018 due to the adverse effects of exchanging existing unsecured senior notes for the new 2024 and 2025 second lien notes, which were issued at comparatively higher interest rates, as well as higher interest costs due to incremental borrowings under the senior secured credit facility. These increases were partially offset by lower interest expense associated with the long-term lease obligation under the master lease with Uniti of $4.5 million and $13.1 million in the three and nine month periods ended September 30, 2018, due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease.

Income Taxes

During the three and nine month periods ended September 30, 2018 we recognized income tax benefits of $2.2 million and $67.6 million, respectively, as compared to income tax benefits of $66.8 million and $163.4 million, respectively, for the same periods in 2017. The income tax benefit recorded in the three-month period of 2018 reflected income tax benefits associated with the debt exchange. The income tax benefit recorded in the nine-month period of 2018 reflected the loss before taxes and income tax benefits associated with the debt exchange offset by discrete tax expense of $3.3 million associated with the vesting of restricted stock. Comparatively, the income tax benefit recorded in the nine-month period of 2017 was offset by discrete tax expense of $3.9 million for nondeductible transaction costs associated with the merger with EarthLink and discrete tax expense of $2.6 million associated with the vesting of restricted stock. Our effective tax rates were (5.6) percent and 28.0 percent, respectively, for the three and nine month periods ended September 30, 2018, as compared to 39.7 percent and 36.8 percent, respectively, in the same periods in 2017. The decreases in our effective tax rates were due primarily to the reduction of the corporate tax rate from 35 percent to 21 percent as a result of the Tax Cuts and Jobs Act of 2017 ("2017 Tax Act") that was enacted on December 22, 2017. The effective rates for the three and nine month periods ended September 30, 2018 and 2017 were also impacted by the debt exchange and the discrete items discussed above.

For 2018, our annualized effective income tax rate is expected to range between 30.0 percent and 31.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. We recognized provisional tax impacts related to the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from those provisional amounts due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the 2017 Tax Act. Any adjustments made to the provisional amounts under SAB 118 will be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the nine months ended September 30, 2018, we did not make any adjustments to the provisional amounts included in our consolidated financial statements for the year ended December 31, 2017.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation, pension costs, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 13 to the consolidated financial statements for a reconciliation of segment income to consolidated net income (loss).

CONSUMER & SMALL BUSINESS SEGMENT

As of September 30, 2018, the Consumer & Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $1,415.4 million in revenue and $821.6 million in segment income, or contribution margin, during the first nine months of 2018.

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

During the past twelve months, we have increased within our customer base the penetration of speeds of 25 Mbps or higher from approximately 21 percent to 36 percent. By the end of this year, we expect approximately 1.5 million households in our ILEC footprint will qualify for speeds of 50 Mbps or greater, representing almost 40 percent of our ILEC footprint.With the increased availability of premium broadband speeds, we have a significant opportunity to migrate customers to faster speeds, which we believe will reduce churn and improve the overall customer experience. We recently launched a new fixed wireless high-speed Internet technology in two of our ILEC exchanges, which delivers speeds up to 200 Mbps to eligible consumer households and small businesses. This deployment will allow us to meet CAF2 requirements in certain areas as well as to challenge the competition with faster speeds in the marketplace.

For 2018, we continue to focus on expanding and enhancing our broadband capabilities to provide a great customer experience, improve customer retention and grow market share by continuing to increase broadband speeds and capacity throughout our territories.

Consumer & Small Business Segment Results of Operations

The following table reflects the Consumer & Small Business segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2018	2017	Amount	%	2018	2017	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$251.6	$258.9	$(7.3)	(3)	$761.0	$789.0	$(28.0)	(4)
Voice-only (b)	29.7	32.8	(3.1)	(9)	91.8	99.9	(8.1)	(8)
Video and miscellaneous	11.1	11.3	(0.2)	(2)	33.8	33.5	0.3	1
Total consumer	292.4	303.0	(10.6)	(3)	886.6	922.4	(35.8)	(4)
Small business (c)	75.4	80.9	(5.5)	(7)	230.0	245.7	(15.7)	(6)
Switched access (d)	6.7	9.1	(2.4)	(26)	21.8	30.7	(8.9)	(29)
CAF Phase II funding and frozen federal USF (e)	45.3	46.6	(1.3)	(3)	137.4	142.0	(4.6)	(3)
State USF and ARM support (e)	22.7	23.5	(0.8)	(3)	70.8	80.3	(9.5)	(12)
End user surcharges (e)	16.4	15.9	0.5	3	49.2	47.8	1.4	3
Total service revenues	458.9	479.0	(20.1)	(4)	1,395.8	1,468.9	(73.1)	(5)
Product sales (f)	7.5	8.3	(0.8)	(10)	19.6	27.7	(8.1)	(29)
Total revenues and sales	466.4	487.3	(20.9)	(4)	1,415.4	1,496.6	(81.2)	(5)
Costs and expenses (g)	200.3	217.3	(17.0)	(8)	593.8	648.6	(54.8)	(8)
Segment income	$266.1	$270.0	$(3.9)	(1)	$821.6	$848.0	$(26.4)	(3)

(a)	Decreases due to fewer broadband units in service as further discussed below and the effects of implementing new lower priced acquisition and customer retention rate plans.

(b)	Decreases in voice-only revenues were primarily due to fewer voice only lines in service consistent with the declines in households served as further discussed below.

(c)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services previously driven by declines in customers due to the impacts of competition.

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

The following table reflects the Consumer & Small Business segment operating metrics:

	Consumer Operating Metrics:			Small Business customers (d)
(Thousands)	Households served (a)	High-speed Internet customers (b)	Digital television customers (c)

September 30, 2018	1,250.5	1,015.0	247.1	120.5
June 30, 2018	1,251.3	1,006.7	256.6	123.2
Increase (decrease) in customers	(0.8)	8.3	(9.5)	(2.7)

September 30, 2017	1,288.2	1,017.4	289.6	131.2
June 30, 2017	1,307.8	1,025.8	300.7	134.1
Decrease in customers	(19.6)	(8.4)	(11.1)	(2.9)

Year-over-Year metrics:
Decrease in customers	(37.7)	(2.4)	(42.5)	(10.7)
Percentage decrease	(3)%	—%	(15)%	(8)%

(a)
Decrease in the number of consumer households served was primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies. For the nine month period ended September 30, 2018, consumer households served decreased by 18,300 compared to a decrease of 66,400 for the same period in 2017.

(b)
Decrease in consumer high-speed Internet customers was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink. As of September 30, 2018, we provided high-speed Internet service to approximately 88 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the nine month period ended September 30, 2018, consumer high-speed Internet customers increased by 8,400 compared to a decrease of 33,700 for the same period in 2017.

(c)
For the nine month period ended September 30, 2018, digital television customers decreased by 30,800 compared to a decrease of 31,400, for the same period in 2017, primarily due to competition from other service providers.

(d)
Decrease in small business customers was primarily due to competition from cable companies. For the nine month period ended September 30, 2018, small business customers decreased by 7,600 compared to a decrease of 8,500 for the same period in 2017.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition. To curb losses in our high-speed customer base, we began matching certain promotional pricing offerings from a cable competitor in several key markets late in the second quarter of 2017 and also increased our marketing and advertising efforts.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first nine months of 2018, the Enterprise segment generated $2,218.3 million in revenue and $467.9 million in contribution margin.

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

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN and UCaaS represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. During the third quarter of 2018, strategic sales from SD-WAN, UCaaS and other on-net services comprised 54 percent of our total Enterprise sales. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2018	2017	Amount	%	2018	2017	Amount	%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$233.6	$246.2	$(12.6)	(5)	$716.6	$696.7	$19.9	3
Data and integrated services (b)	403.2	427.5	(24.3)	(6)	1,221.5	1,215.1	6.4	1
Miscellaneous (c)	49.0	45.6	3.4	7	145.8	123.2	22.6	18
End user surcharges (d)	30.7	31.0	(0.3)	(1)	95.6	87.8	7.8	9
Total service revenues	716.5	750.3	(33.8)	(5)	2,179.5	2,122.8	56.7	3
Product sales	12.6	16.8	(4.2)	(25)	38.8	44.5	(5.7)	(13)
Total revenues and sales	729.1	767.1	(38.0)	(5)	2,218.3	2,167.3	51.0	2
Costs and expenses (e)	568.2	620.0	(51.8)	(8)	1,750.4	1,754.5	(4.1)	*
Segment income	$160.9	$147.1	$13.8	9	$467.9	$412.8	$55.1	13

(a)
Changes during the three and nine month periods ended September 30, 2018 were primarily attributable to incremental revenues of $10.5 million and $92.7 million, respectively, attributable to acquisitions offset by decreases in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

(b)
Changes during the three and nine month periods ended September 30, 2018 were primarily due to incremental revenues of $16.3 million and $128.5 million, respectively, attributable to acquisitions offset by the adverse effects of increased customer churn.

(c)
Increases were primarily due to incremental revenues of $1.0 million and $18.7 million during the three and nine month periods ended September 30, 2018, respectively, attributable to acquisitions offset by lower maintenance revenues.

(d)
Changes during the three and nine month periods ended September 30, 2018 were primarily due to incremental revenues of $1.7 million and $13.9 million, respectively, attributable to acquisitions offset by the effects of inter-carrier compensation reform.

(e)
Decreases reflect incremental operating costs attributable to acquisitions of $19.0 million and $157.3 million during the three and nine month periods ended September 30, 2018, respectively, which were offset by cost improvements from the continuation of network efficiency projects, reduced labor costs due to workforce reductions, lower sales and marketing costs, and overall decreases in the number of customers served.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business segment produced $547.3 million in revenue and $383.7 million in contribution margin for the first nine months of 2018.

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

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2018	2017	Amount	%	2018	2017	Amount	%
Revenues:
Service revenues:
Core wholesale (a)	$150.7	$155.7	$(5.0)	(3)	$451.4	$465.1	$(13.7)	(3)
Resale (b)	19.5	21.9	(2.4)	(11)	60.9	55.8	5.1	9
Wireless TDM (c)	2.3	3.4	(1.1)	(32)	7.4	12.7	(5.3)	(42)
Switched access (d)	8.4	10.2	(1.8)	(18)	27.2	33.0	(5.8)	(18)
Total service revenues	180.9	191.2	(10.3)	(5)	546.9	566.6	(19.7)	(3)
Product sales	0.2	0.1	0.1	1.0	0.4	0.1	0.3	*
Total revenues and sales	181.1	191.3	(10.2)	(5)	547.3	566.7	(19.4)	(3)
Costs and expenses (e)	54.5	58.1	(3.6)	(6)	163.6	171.4	(7.8)	(5)
Segment income	$126.6	$133.2	$(6.6)	(5)	$383.7	$395.3	$(11.6)	(3)

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The decreases during the three and nine month periods ended September 30, 2018 were primarily attributable to lower non-recurring revenue, lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks. The decrease in the nine-month period of 2018 was partially offset by incremental revenues of $17.5 million attributable to acquisitions.

(b)
Revenues represent voice and data services sold to other communications services providers on a resale basis. Decrease in three-month period of 2018 primarily reflects declines in dedicated Internet access customers. The increase in the nine-month period of 2018 was primarily attributable to acquisitions.

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

CONSUMER CLEC SEGMENT

Our Consumer CLEC segment primarily consists of the former EarthLink consumer Internet business residing outside of our ILEC footprint. These operations also include the remaining portion of our heritage CLEC business not transferred to Uniti as part of the REIT spin-off and revenues generated from our master services agreement with Uniti. This segment generated $138.3 million in revenue and $78.7 million in contribution margin for the first nine months of 2018.

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

Consumer CLEC Segment Results of Operations

The following table reflects the Consumer CLEC segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2018	2017	Amount	%	2018	2017	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet	$22.0	$26.7	$(4.7)	(18)	$69.6	$62.3	$7.3	12
Dial-up, e-mail and miscellaneous	21.7	24.5	(2.8)	(11)	67.0	60.0	7.0	12
End user surcharges	0.1	0.7	(0.6)	(86)	1.3	1.8	(0.5)	(28)
Total service revenues (a)	43.8	51.9	(8.1)	(16)	137.9	124.1	13.8	11
Product sales	0.2	0.1	0.1	100	0.4	0.3	0.1	33
Total revenues and sales	44.0	52.0	(8.0)	(15)	138.3	124.4	13.9	11
Cost and expenses (b)	19.1	27.2	(8.1)	(30)	59.6	62.9	(3.3)	(5)
Segment income	$24.9	$24.8	$0.1	*	$78.7	$61.5	$17.2	28

(a)
Decrease in three-month period of 2018 primarily reflects declines in high-speed Internet and dial-up access customers. The increase in the nine-month period of 2018 primarily reflect incremental revenues attributable to the acquisition of EarthLink, partially offset by the declines in high-speed Internet and dial-up access customers.

(b)	Decreases primarily reflect a decline in interconnect costs due to the overall decrease in customers.

The following table reflects the Consumer CLEC segment operating metrics:

	As of September 30,		Increase (Decrease)
(Thousands)	2018	2017	Amount	%
Consumer CLEC customers	605.5	680.6	(75.1)	(11)

Consumer CLEC customers decreased 17,600 and 56,600 during the three and nine month periods ended September 30, 2018, respectively, compared to changes of 3,800 and (8,500), respectively, for the same periods in 2017.

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

In August 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding. Support was retroactive to the beginning of 2015 and will continue for six additional years. Windstream is obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. The FCC’s CAF Phase II competitive bidding process started in July and on August 28, the FCC announced the winning bidding results. Although Windstream participated in the competitive bidding process, we were not awarded any bids. We will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II competitive bidding process is complete. We cannot reasonably predict what impact the CAF Phase II competitive bidding process will have on our USF support amounts.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2017	2018	2019	2020	2021	Total
CAF Phase II support	$175.7	$174.9	$174.9	$174.9	$174.9	$875.3
Transitional Frozen USF support	7.7	2.8	—	—	—	10.5
New Mexico Frozen USF support	4.6	4.6	—	—	—	9.2
Total	$188.0	$182.3	$174.9	$174.9	$174.9	$895.0

The above-referenced CAF Phase II payouts assume deployment to 100 percent of the required locations in each state. On December 31, 2015, we elected the flexibility to deploy to at least 95 percent but less than 100 percent in five of the states in which we accepted CAF Phase II support. We will be able to decide how much, if any, of the flexibility we use.  If we avail ourselves of all the flexibility, however, we would have to return a total of approximately $50 million by 2021. We expect the incremental CAF Phase II receipts to be sufficient to cover the program’s capital obligations and to provide significant opportunities to enhance broadband services in Windstream’s more rural markets.

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

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Inter-carrier compensation revenue and ARM support	$16.5	$19.0	$55.3	$73.3
Federal universal service and CAF Phase II support	$45.3	$46.4	$137.4	$141.9

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies (IXCs) alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. There are over 50 other such lawsuits against hundreds of defendants. All of the Verizon and Sprint suits were consolidated in a single federal district court in Texas, which dismissed Verizon and Sprint’s federal law claims on November 17, 2015. In March 2016, the plaintiffs were denied permission to appeal the dismissal, which permission was required given certain procedural issues. Verizon and Sprint’s state law claims and the defendants’ counterclaims for return of all withholdings (including those involving Windstream) continued in federal district court along with several lawsuits filed against Level 3 (another long-distance company) and became part of the consolidated case (but not involving Windstream). On September 19, 2016, fifty-five Windstream subsidiaries jointly filed a lawsuit against Sprint in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. That case was transferred to the consolidated court by an October 10, 2016 order. The parties filed summary judgment motions in March 2018, which were granted by the court on May 15, 2018. The interexchange carriers are working with the 5th Circuit Court of Appeals on filing an appeal due to the volume of litigating parties. The subject matter of the above suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable due to the possibility of appeal and FCC action.

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

In April 2017, the FCC adopted comprehensive reforms to its BDS policies (“BDS Order”). We use BDS to, among other things, connect our national and city-based fiber network with customers for whom we do not have our own facilities serving the customers’ locations. These services have been subject to price caps and other FCC regulation for decades to control for ILEC market power and historical advantages. Despite evidence to the contrary provided by Windstream and other carriers, the FCC found that the markets for packet-based services, and for TDM based last-mile inputs in the vast majority of areas, are competitive and prices need not be regulated. Windstream, along with several other companies, filed an appeal in federal court of the rules, which went into effect on August 1, 2017. On August 28, 2018, the United States Court of Appeals for the 8th Circuit upheld the FCC’s rules but, based on a lack of adequate notice, it vacated and remanded the FCC’s finding that transport was sufficiently competitive to deregulate.

In response to the 8th Circuit’s remand, on October 2, 2018, the FCC issued a Second Further Notice of Proposed Rulemaking on the topic of transport deregulation. Additionally, the FCC requested that the 8th Circuit issue a Stay of its decision vacating the transport in deference to the FCC issuing new rules regarding same. The FCC’s request is being opposed by Incompas, of which Windstream is a member.

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

Windstream is pursuing a strategy to accelerate the transition of its customers from TDM to packet-based services, which is consistent with the underlying goal of the FCC’s reform of business data services and current market trends. However, we believe the BDS order (and the original USTA forbearance proposal) present unnecessary risk of disruption to the market by not allowing an adequate transition period. Customers such as small businesses, schools and libraries are at greatest risk to this disruption, which could occur in the form of price increases for TDM services, the forced transition to purchase new packet-based communications equipment and systems, and the forced obsolescence and write-off of legacy TDM communication systems. Our strategy is to position Windstream for this transition through investments to extend the reach of our metro fiber networks directly to more buildings using fiber and fixed wireless facilities and to negotiate with providers other than the ILECs for last mile access, and to develop next generation, value-added solutions such as SD-WAN and UCaaS. The BDS reforms and UNE forbearance proceeding could negatively impact Windstream due to increased expenses to purchase business data services and UNEs, the need for greater capital investments to retain our competitiveness, and increased customer and revenue churn due to increasing prices.

Rural Healthcare Funding

Windstream and one of its Enterprise customers entered an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services was administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, upholding its previous denial of funding. Windstream appealed the denial to the FCC in August 2018. Timing of a decision by the FCC is unknown. While the ultimate resolution is not currently predictable, if there is a future adverse legal ruling against Windstream, the ruling could constitute a material adverse outcome on our future consolidated results of operations, cash flows or financial condition.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the nine-month period ended, September 30, 2018, we recognized $64.4 million in state USF revenue, the majority of which came from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first nine months of 2018, we received $30.0 million from the large company program and $3.5 million from the small company program. The purpose of the Texas USF is to assist telecommunications carriers with providing basic local telecommunications services at reasonable rates to customers in high cost rural areas and to qualifying low-income and disabled customers.

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

Legislation adopted in Texas in 2013 requires reduction in USF support absent a demonstration of need for continued support through a two-step process which considers the level of competition and our expenses in the current supported exchanges. We have four operating companies in Texas - one company that is part of the large company fund, and three companies that are part of the small company fund. In May 2016, the Texas PUC granted our petition to retain $42.2 million in USF support from the large company fund for 153 exchanges served by Windstream Southwest. Following, in June 2017, the Texas PUC granted our petitions to retain an additional $4.7 million in support from the small company fund for 34 exchanges served by Texas Windstream and Windstream Communications Kerrville.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

We rely largely on operating cash flows and long-term debt to provide for our liquidity requirements. We have assessed the current and expected business climate, our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our forecasted financial results and financial condition as of September 30, 2018, that cash on hand and cash expected to be generated from operating activities, will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt principal and interest payments, and lease payments due under the master lease agreement with Uniti. We also have access to capital markets and available borrowing capacity under our revolving credit agreement.

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

Historical Cash Flows

The following table summarizes our cash flow activities for the nine months ended September 30:

(Millions)	2018	2017
Cash flows provided from (used in):
Operating activities	$756.2	$646.6
Investing activities	(657.7)	(791.9)
Financing activities	(104.6)	142.7
Decreases in cash and cash equivalents	$(6.1)	$(2.6)

Our cash position decreased by $6.1 million to $37.3 million at September 30, 2018, from $43.4 million at December 31, 2017, as compared to a decrease of $2.6 million during the same period in 2017. Cash inflows in the nine-month period ended September 30, 2018 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, payments under our capital and long-term lease obligations, and the acquisitions of MASS and ATC.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $109.6 million in the nine-month period ended September 30, 2018, as compared to the same period in 2017. The increase primarily reflected the incremental operating cash flows generated from our 2018 and 2017 acquisitions, reductions from the prior year in merger, integration and other costs of $77.0 million mainly attributable to the mergers with EarthLink and Broadview and favorable changes in working capital reflecting timing differences in the payment of trade accounts payable.

These increases were partially offset by cash outlays related to our 2018 workforce reduction and decreases in consumer and small business revenues, wholesale services and switched access revenues due to customer losses from competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Higher cash interest payments of $42.9 million were mainly attributable to the completion of our fourth quarter 2017 debt refinancing activities.

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

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities decreased $134.2 million in the nine-month period ended September 30, 2018, as compared to the same period in 2017, primarily due to a decrease in our capital spending, partially offset by the cash paid for the acquisitions of MASS and ATC of $46.9 million, net of cash acquired. Capital expenditures were $603.2 million for the nine-month period ended September 30, 2018 compared to $724.2 million for the same period in 2017, a decrease of $121.0 million. In addition to an overall decline in capital spending, the decrease in capital expenditures primarily reflected the completion in the second quarter of 2017 of Project Excel, a capital program begun in late 2015 to upgrade our broadband network. During 2017, capital expenditures related to Project Excel were $49.9 million. Capital expenditures for the first nine months of 2018 and 2017 also included $27.3 million and $22.1 million, respectively, of incremental spend related to our acquired Broadview and EarthLink operations.

Excluding incremental capital spend related to our 2017 acquisitions, we expect total 2018 capital expenditures to range between $750.0 million to $800.0 million.

Cash Flows - Financing Activities

Cash used in financing activities was $104.6 million for the nine-month period ended September 30, 2018 compared to a net inflow of $142.7 million for the same period in 2017. This change was primarily attributable to a reduction from the prior year in net proceeds from new and incremental borrowings under Windstream Services’ senior secured credit facility, as further discussed below.

Proceeds from new issuances of long-term debt during the first nine months of 2018 were $627.0 million, which consisted solely of additional borrowings under Windstream Services’ revolving line of credit. Comparatively, proceeds from new issuances of long-term debt during the first nine months of 2017 were $2,099.6 million consisting of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, and additional borrowings of $1,077.0 million under the revolving line of credit.

Debt repayments for the nine-month period ended September 30, 2018 totaled $540.4 million and included the one-time mandatory redemption payment of $150.0 million applicable to the 2024 Notes. The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During the first nine months of 2018, Windstream Services also repaid $372.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments for the nine months ended September 30, 2017 totaled $1,710.6 million and primarily consisted of cash outlays of $583.9 million to repay amounts outstanding under Tranche B5 of Windstream Services’ senior secured credit facility and $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020. During the first nine months of 2017, Windstream Services also repaid $454.0 million of borrowings under its revolving line of credit.

During the nine-month period ended September 30, 2017, dividends paid to shareholders were $64.4 million. Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued. Our capital allocation practices can be changed at any time at the discretion of our board of directors and are subject to the restricted payment capacity under Windstream Services’ debt covenants as further discussed below. See “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2017, for additional information.

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

During June 2018, we issued and sold approximately 1.7 million of our common shares under the equity distribution agreement and received proceeds of approximately $11.1 million, net of commissions. In July 2018, we issued and sold an additional 0.2 million shares and received proceeds of approximately $1.1 million, net of commissions. On August 31, 2018, Windstream funded the cash purchase price to acquire ATC using proceeds from the equity distribution program. Subject to the terms and conditions of the equity distribution agreement, we may sell an additional $5.6 million aggregate offering price of shares of common stock.

Pension and Employee Savings Plan Contributions

For 2018, the expected employer contributions for pension benefits consists of $17.7 million to the qualified pension plan to satisfy our remaining 2017 and 2018 funding requirements. On January 12, 2018, we made our required quarterly employer contribution of $5.2 million in cash to the qualified pension plan. On February 27, 2018, we contributed 0.8 million shares of our common stock with a value of approximately $5.8 million to the qualified pension plan. During the third quarter of 2018, we made additional cash contributions of $3.6 million to the qualified pension plan. In October 2018,we made our required quarterly cash contribution of approximately $3.1 million to the qualified pension plan. We may utilize sales of our common stock through the equity distribution agreement to facilitate contributions of cash to the qualified pension plan to satisfy our remaining funding requirements for 2018. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2018 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2018, we contributed 3.4 million shares of our common stock with a value of $26.9 million to the plan for the 2017 annual matching contribution. Comparatively, in March of 2017, we contributed 0.6 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution.

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
As of September 30, 2018, we had $5,739.2 million in long-term debt outstanding, including current maturities (see Note 5). As of September 30, 2018, the amount available for borrowing under Windstream Services’ revolving line of credit was $196.6 million. As of September 30, 2018, Windstream Services had approximately $446.3 million of restricted payment capacity as governed by its senior secured credit facility. Under terms of the credit facility, payments required under the master lease are deducted from operating income before depreciation and amortization (“OIBDA”). Windstream Services builds additional capacity through cash generated from operations while dividend distributions to Windstream Holdings, and other certain restricted investments reduce the available restricted payments capacity. Windstream Services will continue to consider free cash flow accretive initiatives.
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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2018, Windstream Services was in compliance with all debt covenants and restrictions.

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

As previously discussed, on August 2, 2018, Windstream Services completed exchange transactions resulting in the issuance of $414.9 million aggregate principal of New 2024 Notes and the issuance of $802.0 million aggregate principal amount of New 2025 Notes in exchange for a portion of the outstanding aggregate principal amount of its 2020 Notes, 2021, Notes, 2022 Notes, August 2023 Notes and 2024 Notes. Both the New 2024 Notes and New 2025 Notes are senior secured obligations and: (i) rank senior to Windstream Services’ and the guarantors’ existing and future unsecured indebtedness, including its existing senior unsecured notes, to the extent of the value of the collateral securing the New 2024 Notes and New 2025 Notes; (ii) rank equally with all of Windstream Services’ and the guarantors’ existing and future indebtedness that is secured by second-priority liens on the collateral, as defined below; (iii) rank junior to any existing and future indebtedness of Windstream Services or of the guarantors secured by first-priority liens on the collateral, including indebtedness under Windstream Services’ senior secured credit facilities and its existing first lien notes, and by liens on assets that are not part of the collateral, to the extent of the value of such assets; (iv) rank equally in right of payment with all of Windstream Services’ and the guarantors’ existing and future unsubordinated debt, including the Issuers’ existing senior notes and indebtedness under Windstream Services’ senior secured credit facilities; (v) rank senior in right of payment to any future subordinated indebtedness of Windstream Services or of the guarantors; and (vi) are structurally subordinated to all existing and future indebtedness and other liabilities of any non-guarantor subsidiary, including trade payables (other than indebtedness and liabilities owed to Windstream Services or to the guarantors).

The New 2024 Notes and New 2025 Notes are guaranteed by each of Windstream Services’ domestic subsidiaries that guarantees debt under the Windstream Services’ senior credit facilities or that guarantee certain other debt in the future. The New 2024 Notes and New 2025 Notes and the guarantees thereof are secured by second-priority liens, subject to permitted liens, on Windstream Services’ and on the guarantors’ assets that secure the obligations under Windstream Services’ senior credit facilities and its existing first lien notes, except for certain stock of foreign subsidiaries and certain excluded assets

The Indentures of the New 2024 Notes and New 2025 Notes contain covenants limiting Windstream Services and certain of its subsidiaries’ ability to: (i) borrow money or sell preferred stock; (ii) incur liens; (iii) pay dividends on or redeem or repurchase stock; (iv) make certain types of investments; (v) sell stock in restricted subsidiaries; (vi) restrict dividends or other payments from subsidiaries; (vii) enter into transactions with affiliates; (viii) issue guarantees of debt; and (ix) sell assets or merge with other companies. These covenants contain important exceptions, limitations and qualifications. At any time that the New 2024 Notes and/or New 2025 Notes are rated investment grade, certain covenants will be terminated.

Windstream Services’ senior secured credit facility include maintenance covenants derived from certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States (“non-GAAP financial measures”). These non-GAAP financial measures are presented below for the sole purpose of demonstrating our compliance with Windstream Services’ debt covenants and were calculated as follows at September 30, 2018:

(Millions, except ratios)
Gross leverage ratio:
Long term debt including current maturities	$5,739.2
Capital leases, including current maturities	101.6
Total long term debt and capital leases	$5,840.8
Operating loss, last twelve months	$(1,543.6)
Depreciation and amortization, last twelve months	1,540.0
Goodwill impairment, last twelve months	1,840.8
Other expense adjustments required by the credit facility (a)	(386.2)
Adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”)	$1,451.0
Leverage ratio (b)	4.03
Maximum gross leverage ratio allowed	4.50
Interest coverage ratio:
Adjusted EBITDA	$1,451.0
Interest expense, last twelve months	$910.3
Adjustments required by the credit facility (c)	(497.3)
Adjusted interest expense	$413.0
Interest coverage ratio (d)	3.51
Minimum interest coverage ratio allowed	2.75

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

Credit Ratings

As of November 8, 2018, Moody’s Investors Service, Standard & Poor’s (“S&P”) Corporation and Fitch Ratings had granted the following senior secured, senior unsecured and corporate credit ratings:

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

Reconciliation of Non-GAAP Financial Measures

From time to time, we will reference certain non-GAAP measures in our filings including a non-GAAP measure entitled operating income before depreciation and amortization (“OIBDA”). OIBDA can be calculated directly from our consolidated financial statements prepared in accordance with GAAP by taking operating income and adding back and depreciation and amortization expense. Management considers OIBDA to be useful to investors as we believe it provides for comparability and evaluation of our ongoing operating performance and trends by excluding the impact of non-cash depreciation and amortization from capital investments. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP.

Following is a reconciliation of a non-GAAP financial measure titled OIBDA to the most closely related financial measure reported under GAAP referenced in this filing.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Operating income	$75.6	$41.2	$232.9	$187.8
Depreciation and amortization	383.8	365.4	1,136.3	1,066.3
OIBDA (a)	$459.4	$406.6	$1,369.2	$1,254.1

(a)
OIBDA is defined as operating income plus depreciation and amortization expense. We believe this measure provides investors with insight into the true earnings capacity of providing telecommunications services to our customers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, assessing goodwill for impairment, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the nine-month period ended September 30, 2018.
Recently Adopted Authoritative Guidance

During the first quarter of 2018, we adopted the following authoritative guidance:

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

•	Leases

•	Financial Instruments - Credit Losses

•	Fair Value Measurement Disclosures

•	Pension and Other Postretirement Plan Disclosures

•	Implementation Costs in Cloud Computing Arrangements

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Quarterly Report on Form 10-Q. Forward-looking statements are subject to uncertainties that could cause actual future events and results to differ materially from those expressed in the forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding the benefits of the mergers with EarthLink and Broadview, including future financial and operating results, projected synergies in operating and capital expenditures and the timing of achieving the synergies, reduction in net leverage, and improvement in our ability to compete; our ability to improve our debt profile and reduce interest costs; our cost reduction activities, including, but not limited to, workforce reductions, network cost optimization including interconnection expenses; our ability to defend claims made by a noteholder that Windstream Services is in alleged default pursuant to a certain indenture governing a series of senior notes; expectations regarding our network investments to improve financial performance and increase market share; expectations regarding revenue trends, sales opportunities, improving margins in, and the directional outlook of, our business segments; stability and growth in adjusted OIBDA; statements regarding our 2018 operational priorities; expected levels of support from universal service funds or other government programs; expected rates of loss of consumer households served or inter-carrier compensation; expected increases in high-speed Internet and business data connections, including increasing availability of higher Internet speeds and services utilizing next generation technology for customers; expectations regarding expanding enhanced services and penetration levels related to Internet speeds to more locations due to network upgrades and expanding our fiber network; expectations regarding sales and trends of strategic products for business customers; our expected ability to fund operations; expected required contributions to our pension plan and our ability to make contributions utilizing our common stock; the completion and benefits from network investments related to the Connect America Fund to fund the deployment of broadband services and capital expenditure amounts related to these investments; anticipated capital expenditures and certain debt maturities from cash flows from operations; and expected effective federal income tax rates and our ability to utilize certain net loss operating carryforwards and the length of time we have to utilize under the 2017 Tax Act. These and other forward-looking statements are based on estimates, projections, beliefs, and assumptions that we believe are reasonable but are not guarantees of future events and results. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

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

•
for certain operations where we purchase bandwidth from other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

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

•	the impact of adverse changes in the ratings given to our debt securities by nationally accredited ratings organizations and the potential for additional adverse changes in the future;

•	earnings on pension plan investments significantly below our expected long term rate of return for plan assets or a significant change in the discount rate or other actuarial assumptions;

•	unfavorable results of litigation, including intellectual property infringement claims, asserted against us;

•
the risks associated with non-compliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end-user revenue and government subsidies, or non-compliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, including changes implemented by administrative agencies, governing the communications industry;

•	continued loss of consumer households served;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

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

As of September 30, 2018, Windstream Services has entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 6 to the consolidated financial statements.

As of September 30, 2018 and 2017, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,408.4 million, and $1,633.3 million, or approximately 24.3 percent and 27.6 percent, of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $14.1 million and $16.3 million for the nine-month period ended September 30, 2018 and 2017, respectively. Actual results may differ from this estimate.

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

No changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART II - OTHER INFORMATION
Item 1. Legal Proceedings

In a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. ("Aurelius") asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, based on alleged violations of the associated indenture (the "2013 Indenture"). Aurelius primarily alleged that Windstream Services violated the 2013 Indenture by executing the spin-off of Uniti in April 2015 that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the 2013 Indenture and that violated Section 4.07 of the 2013 Indenture by not delivering certain required Officers' Certificates associated with alleged Restricted Payments. The Original Notice purported to constitute a written notice of default, which would trigger a sixty-day grace or cure period after which the Indenture trustee or holders of at least 25 percent in aggregate principal amount of outstanding Notes could declare the principal amount of all outstanding 6.375 percent Notes to be immediately due and payable. If an “Event of Default” is found to have occurred under the 2013 Indenture, then such “Event of Default” could also constitute an “Event of Default” under the Windstream Services’ Credit Agreement. In addition, if an “Event of Default” is deemed to have occurred under the 2013 Indenture and Windstream Services’ obligations under the 2013 Indenture and the 6.375 percent 2023 Notes are accelerated, this could also constitute an “Event of Default” under the indentures governing the Windstream Services’ other senior notes.

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

On November 22, 2017, Windstream Services filed a motion for judgment on the pleadings seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent Notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream Services asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the 2013 Indenture, which contains a "no-action" clause. Aurelius amended its counterclaims, and on February 2, 2018, Windstream Services filed an answer and affirmative defenses in response to the amended counterclaims. On November 27, 2017, Windstream Services received a second purported notice of default dated November 27, 2017 (the “Second Notice”) from Aurelius which alleged that certain of the Exchange and Consent Transactions violated the terms of the 2013 Indenture. Aurelius withdrew the Second Notice on December 6, 2017, and served an alleged notice of an Event of Default and acceleration on December 7, 2017 (“Notice of Acceleration”). The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the note associated with the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period. Windstream Services disputes that any amounts are due and owing and has denied all allegations made in the Original Notice, the Second Notice (now withdrawn) and the Notice of Acceleration, and asserted the allegations are without merit in the pending litigation.

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

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the quarter in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. All four of the complaints contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading.

We believe that we have valid defenses for each of the lawsuits, and we plan to vigorously defend the pursuit of all matters. While the ultimate resolution of the matters is not currently predictable, if there is an adverse ruling in any of these matters, the ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.

We are party to various other legal proceedings and the ultimate resolution of these legal proceedings cannot be determined at this time. However, based on current circumstances, management does not believe such proceedings, individually or in the aggregate, will have a material adverse effect on our future consolidated results of operations, cash flows or financial condition.

Finally, management is currently not aware of any environmental matters, individually or in the aggregate, that would have a material adverse effect on our consolidated financial condition or results of our operations.

Other Matters

Windstream and one of its business customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, and Windstream appealed USAC’s denial to the FCC on August 23, 2018. While the ultimate resolution and timing of any decision is not currently predictable, if there is a future adverse legal ruling against us, the ruling could result in financial exposure to Windstream for the total amounts listed above.

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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)
November 8, 2018	November 8, 2018