Form 10-K
period 2018-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2019-03-15
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	I.R.S. Employer Identification No.

Windstream Holdings, Inc.	Delaware	001-32422	46-2847717
Windstream Services, LLC	Delaware	001-36093	20-0792300

4001 Rodney Parham Road
Little Rock, Arkansas		72212
(Address of principal executive offices)		(Zip Code)

	(501) 748-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par per share) (1)	NASDAQ Global Select Market (1)

Securities registered pursuant to Section 12(g) of the Act:

NONE (1)
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

(1) On March 6, 2019, the NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission to delist the common stock, par value $0.0001, per share of Windstream Holdings, Inc. (the “common stock”) from the NASDAQ Global Select Market. The delisting will be effective 10 days after the Form 25 was filed. The deregistration of the common stock under section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Following deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, the common stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Windstream Holdings, Inc.	☒ YES ☐ NO
Windstream Services, LLC	☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Windstream Holdings, Inc.	Large accelerated filer ☐	Accelerated filer ☒
	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐
Windstream Services, LLC	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☒	Smaller reporting company ☐
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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2018 - $225,274,930

As of March 11, 2019, 42,999,904 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

DOCUMENTS INCORPORATED BY REFERENCE

Document
Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference from the Proxy statement for the 2019 Annual Meeting of Stockholders or a Form 10-K/A to be filed with the Securities and Exchange Commission.

The Exhibit Index is located on pages 52 to 57.

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

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company incorporated in the state of Delaware on May 23, 2013, and the parent of Windstream Services, LLC (“Windstream Services”), a Delaware limited liability company organized on March 1, 2004. Following its delisting on March 6, 2019, Windstream Holdings common stock no longer trades on the Nasdaq Global Select Market (“NASDAQ”) but trades on the Over-the-Counter (“OTC”) Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ”. Windstream Holdings owns a 100 percent interest in Windstream Services. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result, also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

RECENT DEVELOPMENTS

As further discussed under “Legal Proceedings” in Item 3 of this Annual Report on Form 10-K, on September 22, 2017, Windstream Services received a purported notice of default under the indenture governing its 6.375 percent senior notes due August 2023 (the “2023 Notes”) from a purported holder of the senior notes, which alleged that Windstream Services had breached certain covenants under the indenture, primarily that the 2015 spin-off constituted a sale and leaseback transaction (as defined in the indenture). On October 12, 2017, the trustee under the indenture filed suit in the United States District Court for the Southern District of New York (the “District Court”) seeking a declaration that defaults had occurred under the indenture. On November 6, 2017, Windstream Services received consents from holders representing a majority of the outstanding aggregate principal amount of the 2023 Notes to certain waivers and amendments to the indenture relating to the defaults alleged in the notice of default in connection with certain exchange and consent transactions completed in 2017. On December 7, 2017, the purported holder issued a notice of acceleration claiming that the principal amount, along with accrued interest, was due and payable immediately.

Trial in the litigation occurred July 23-25, 2018 and the District Court heard final arguments on July 31, 2018.

On February 15, 2019, Judge Jesse Furman of the District Court issued certain findings of fact and conclusions of law (the “Findings”) regarding the 2015 spin-off and 2017 exchange and consent transactions and found that the trustee under the indenture and/or the noteholder are entitled to a judgment in the litigation.

The Findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and remaining obligations under the master lease with Uniti Group, Inc. (“Uniti”). In addition, the acceleration of the 2023 Notes as noted in the Findings resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. A judgment has not been entered by the District Court.

On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We intend to use the court-supervised process to address obligations that have been accelerated as a result of the recent decision by Judge Furman against Windstream.

The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements were stayed as of the Petition Date, and continue to be stayed. See “Risks Related to Chapter 11 Reorganization” in Item 1A.

The Chapter 11 Cases are being jointly administered under the caption In re Windstream Holdings, Inc., et al., No 19-22312 (RDD). We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to obtain debtor-in-possession financing, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services.

Additional resources for customers, vendors and other stakeholders, and other information on the Chapter 11 filings, can be accessed by visiting our restructuring website at www.windstreamrestructuring.com. Court filings and other documents related to the Chapter 11 process are available on a separate website administered by our claims agent, Kurtzman Carson Consultants LLC at http://www.kccllc.net/windstream. Information is also available by calling 877-759-8815 (toll-free in the U.S.) or +1-424-236-7262 (for parties outside the U.S.). Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document.

OVERVIEW

Windstream is a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 150,000 miles.

Our mission is to connect people and empower business in a world of infinite possibilities brought on by rapid technological change. Our vision is to provide innovative software and network solutions while consistently delivering a great customer experience.

To execute on our mission and achieve our vision, we have four key priorities for 2019:

•	Deliver consistent excellence in the customer experience.

We have made significant investments in our business over the past several years to provide quality service and enhance network reliability and ease of doing business. We will continue to improve collaboration and organizational effectiveness and enhance the day-to-day reliability of our network to drive improvements in the service we provide customers.

•	Achieve differentiation in the marketplace through development of innovative software.

We have reoriented a significant portion of our information technology (“IT”) resources on the development of next-generation software that will create customer solutions as well as internal tools that will enhance our interactions with customers.

•	Continue to position the company for top-line growth.

We have made significant progress transitioning from legacy telecom products and services to next-generation software-enabled products and services with vastly superior capabilities. We will continue to convert existing customers from legacy voice and data products to our strategic products, including SD-WAN, OfficeSuite®, and Kinetic Broadband, that best meet our customers’ communications needs.

•	Continue to aggressively manage costs.

Our biggest single cash cost consists of interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. Our annualized interconnection spend is approximately $1.4 billion. We have been aggressively reducing those payments by approximately 10 percent for several years, and we expect this downward trend to continue. At the same time, we will continue to manage all other expenses with rigorous discipline.

Our focused operational strategy for each business segment has the overall objectives to generate strong financial returns for our investors and grow adjusted OIBDA, which is defined as operating income before depreciation and amortization, adjusted to exclude the impact of the goodwill impairment, merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

We disaggregate our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services primarily over network facilities owned by other carriers. We have further disaggregated our CLEC operations between enterprise and wholesale customers.We also operated a consumer CLEC business, which we sold on December 31, 2018, as further discussed below under “Material Dispositions”.

Presented below for each of our existing business segments is an overview and further discussion of our operating strategy, product and service offerings, sales and marketing efforts and the competitive landscape in which we operate.

CONSUMER & SMALL BUSINESS SEGMENT

The Consumer & Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $1.9 billion in revenue and $1.1 billion in contribution margin, or segment income, during 2018.

Strategy

The graph below highlights our significant improvement in broadband customer trends in 2018.

During 2018, we transformed the performance of our core product, consumer broadband. Consumer broadband subscriber trends reversed from years of decline into a growth story as we added over 14,000 new broadband subscribers, compared to a net loss of over 44,000 subscribers in 2017. This accomplishment was driven by a 12 percent year-over-year increase in sales and an 11 percent reduction in customer churn.

The graph below highlights our improved broadband speed capabilities during the past two years.

We continue to improve broadband speed availability throughout our network through fiber expansion, cost-effective network deployment strategies and deployment of new technologies, such as fixed wireless.

As depicted in the chart below, by the end of 2018, we reached 61 percent of our consumer footprint with speeds of 25 megabits per second (Mbps”) or higher, 39 percent with speeds of 50 Mbps or higher, and 15 percent with speeds of 100 Mbps or higher. Speed expansion is a key part of our consumer strategy for 2019 as well, and we doubled our 100 Mbps speed availability in the first quarter of 2019. In addition, we offer 1-Gigabit per second (“Gbps”) Internet service in 15 states to deliver faster speeds to more of our customer base. Connect America Fund (“CAF”) funding provides support allowing us to further expand our broadband capabilities.
Our network investments make us more competitive in the marketplace and create a great customer experience, which helps us retain existing customers and grow market share through new customer acquisition. As of December 31, 2018, 41 percent of our consumer broadband customers were on speeds of 25 Mbps or greater. Similarly, our small business strategy centers around investing in our network. During the first quarter of 2019, we will expand the availability of our Kinetic fiber Internet services, which provides speeds up to 1 Gbps, to approximately 100,000 businesses across 16 states.We are marketing both our proprietary TV service and faster speeds under the Kinetic brand, and will expand use of that branding to all of our consumer and small business marketing in early 2019.

Like our consumer experience in 2018, we expect the fiber investments in our business footprint to drive increased sales and lower churn by creating a premium customer experience and enabling more robust solutions for our Kinetic Business product, such as cloud voice services, next-generation networking and affordable business continuity plans. Our network investments will also power bandwidth-intensive applications such as video conferencing, file-sharing and high-definition (“HD”) content consumption.

Services and Products

Our Consumer services primarily consist of high-speed Internet, traditional voice and video services. We are committed to providing high-speed broadband and additional value-added services to our consumer base, as well as bundling our service offerings to provide a comprehensive solution at a competitive value to meet our customers’ needs.

Our Consumer broadband services include value-added features such as our suite of Shield products which offers Internet security services, unlimited premium technical support, a wired maintenance program, device protection, and whole home support for up to 10 devices in the customer’s home.

Consumer voice services include basic local telephone services, features and long-distance services. Features include call waiting, caller identification, call forwarding, as well as various other offerings. We also offer a variety of long-distance plans, including rate plans based on minutes of use and flexible or unlimited long-distance calling services.

We offer video services to consumers through our relationship with DirecTV. We also own and operate IPTV and cable television franchised systems in some of our ILEC markets. We will offer Kinetic TV, streaming television service, in North Georgia in February 2019 with plans to expand the streaming TV offer in additional ILEC markets throughout the year. The combination of high-speed Internet, video and entertainment offerings allow us to provide comprehensive bundled services to our consumer base, helping insulate our customers from competitors.

We sell and lease certain equipment to support our consumer high-speed Internet and voice offerings, including broadband modems and home networking gateways.

With recent acquisitions, our small business product suite expanded to include advanced hosted-voice, network management and business continuity services to our existing Internet, voice, and web conferencing products. These services deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a holistic business solution to meet our small business customer needs. These product additions will allow us to sell to customers with more sophisticated communications requirements and higher spend levels.

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

•
Internet wireless back-up:  Always On Internet Wireless Back-up virtually eliminates Internet downtime by automatically switching over to a wireless Internet back-up connection, backed by 99.999% Internet uptime SLA (service level agreement) for businesses.

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

Small business voice services include a variety of line types available to serve customer needs. We offer a standard business local line, Centrex lines, key systems, private branch exchange (“PBX”) lines, Voice over Internet Protocol (“VoIP”). Additional options for our voice lines include long-distance services, and several calling features, including call waiting, call return, speed calling, caller identification, repeat dialing, three-way calling, rotary hunt, voice mail or rotary hunt voice mail. Our many voice offerings provide customers a wide range of voice solutions to fit the needs of our small business customers.

Sales and Marketing

Our sales and marketing strategy is focused on driving top-line revenue growth through stabilizing broadband market share while deepening speed and value-added service penetration for each broadband connection. In our Consumer & Small Business segment, our goal is to win and retain the household or business first and then expand the product participation by consulting on the appropriate speed or value-added services to enhance the experience. We employ the following principles to achieve these goals:

•
Product enhancement: Faster Internet speeds and the geographic expansion of our Kinetic TV footprint deliver more value to consumer customers while growing account revenue. These products not only improve the competitiveness of our offering but drive tangible value to the customer while improving the overall account revenue profile. For small businesses, higher speeds, the introduction of SD-WAN and OfficeSuite® are increasing the value to the customer.

•
Improved customer experience: Continued improvement in the customer experience for both small businesses and consumers is the key to improved retention that drives stabilized market share. We map the customer journey and target initiatives that improve the processes, systems, and policies that impact the manner in which customers interact with us and our products.

•
Product simplification: We sell double and triple play bundle packages to customers at competitive price points, offering high-speed Internet, voice and video services at a better value than when purchasing those services individually or from different providers.

Sales are made through various distribution channels giving new and existing customers choices in how to interact and experience our products and services. We offer customers the opportunity to order service and purchase a number of products designed to enhance our existing services at any of our 23 retail stores located in our local service areas or via our call center-based sales teams. We augment these traditional channels with online sales, national agents, telephone and direct sales representatives. We utilize a similar multi-channel approach for our Small Business sales focusing on a blend of local field sales teams and inbound/outbound call centers to serve this segment.

Competition

We experience intense competition for Consumer & Small Business services. During 2018, consumer households served decreased by approximately 20,900, or 2 percent and small business customers declined by approximately 10,000, or 8 percent. As noted earlier, consumer high-speed Internet customers increased by approximately 14,400, or 1 percent, driven by our ability to offer faster speeds at competitive prices, Sources of competition in our service areas include, but are not limited to, the following:

•
Cable television companies: Cable television providers are aggressively offering high-speed Internet, voice and video services in the majority of our service areas. These services are typically bundled and offered to our customers at competitive prices. For small business customers, cable providers leverage discounted TV and broadband pricing to win larger bundles of service.

•
Wireless carriers: Wireless providers primarily compete for voice services in our markets. Consumers continue to disconnect voice service in favor of wireless service. In addition, wireless companies continue to expand their high-speed

Internet offerings, which may provide another alternative for customers, intensifying the level of competition in our markets.

•
Communications carriers: We are required to lease our facilities and capacity to other communications carriers. These companies compete with us by providing voice and high-speed Internet services to both consumers and small businesses located in our ILEC footprint. Additionally, some of the more populated service areas are experiencing new-market entry by communications carriers who are building their own networks to compete for high-speed Internet services.

Approximately 39 percent of our footprint has no national cable overlap. Our focus on upgrading our infrastructure and deploy premium Internet speeds in our Consumer & Small Business markets will improve our competitive positioning and enable us to respond to demand and competitive pressure.

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

ENTERPRISE SEGMENT

The Enterprise business segment provides advanced network communications and technology solutions to businesses across the continental U.S. During 2018, the Enterprise business generated $2.9 billion in revenue and $628 million in contribution margin.

Strategy

The strategy for our Enterprise business segment is to increase contribution margin, and over time, grow revenue by expanding our portfolio of next-generation products. In addition, we will expand our metro fiber and fixed wireless network assets, reduce costs and improve the customer experience. As one of the country’s largest service providers with a nationwide network and broad portfolio of next-generation solutions, coupled with a highly responsive service model, we are well positioned to enable our customers transition to the cloud.
We focus on meeting the needs of mid and large-size enterprise customers that consider their network and communication infrastructure as critical in operating their business. We support some of the most demanding IT organizations within the retail, healthcare, financial services, manufacturing, government and education sectors. We will continue to focus on these markets in offering solutions tailored to enable businesses to compete more effectively in the digital economy.

We believe we can continue to drive meaningful improvements in our Enterprise margins by pro-actively migrating our existing customers to new solutions and by attracting new business customers seeking network upgrades required to support their expanding digital strategies.

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology to offer next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN, Unified Communication as a Service (“UCaaS”), OfficeSuite® and related network access products and services comprise our strategic next-generation solutions where we are seeing significant sales and revenue growth. Sales of these strategic products and services comprise 7 percent of total Enterprise revenues and sales, representing an annualized run-rate of $180 million, and these revenues are growing at approximately 70 percent on a year-over-year basis. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

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

•
SD-WAN: Our next-generation technological wide-area network solution, SD-WAN, ensures optimal application performance irrespective of the underlying transport and allows for business continuity as well as routing control via a customer-facing portal.

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

•
Multi-site networking: Our advanced network provides private, secure multi-site connections for large businesses with multiple locations. Our core growth networking products include SD-WAN, multiprotocol label switching (“MPLS”), Ethernet - Local Area Network (“LAN”) and Wavelength connectivity solutions.

•
Core Data Transport Services: We will continue to make investments to expand our fiber and fixed wireless networks in metro markets and into other third-party data center facilities. We will also continue to invest in upgrading the capabilities and reach of our core Ethernet services. Through our cloud connectivity offering, we provide secure and highly-scalable connectivity to several cloud ecosystems including Amazon Web Services (“AWS”) and Microsoft Azure. We will continue to expand connectivity to additional cloud ecosystems throughout 2019.

•
Integrated voice and data services: Our integrated services deliver voice and data over a single connection, which helps our customers manage voice and data usage and related costs. These services are delivered over an Internet connection, as opposed to a traditional voice line, and can be managed through equipment at the customer premise or through hosted equipment options.

•	Managed services: We provide a breadth of managed services, for both our core networking and UCaaS services, that allow our customers IT organizations to focus on other mission critical activities.

•	High-speed Internet: We offer a range of high-speed broadband Internet access options providing reliable connections designed to help our customers reduce costs and boost productivity.

•	Traditional Voice: Voice services consist of basic telephone services, including voice, long-distance and related features delivered over a traditional copper line.

Sales and Marketing

Our Enterprise sales organization is extensive, with sales offices throughout the United States with more than 500 sales professionals focused on meeting the needs of our customers.

Sales and marketing activities are conducted through:

•	the direct sales force, which accounts for the majority of our new sales;

•	our dedicated customer advocate team, who focus on pro-actively supporting, retaining and growing existing customers as their needs evolve over time;

•	our indirect sales channel, which partners with third-party dealers who sell directly to customers; and third-party agents, who refer sales of our products and services to our direct sales force.

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

Our primary competitors are other communications providers. These providers offer similar services, from traditional voice to advanced data and technology services using similar facilities and technologies as we do, and they compete directly with us for customers of all sizes.

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

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps bandwidth and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business segment produced $723 million in annual revenue and $507 million in contribution margin in 2018.
Strategy
Our Wholesale strategy focuses on monetizing our network investment in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. Our sales team continues to target high-growth areas including content, international and cable television providers. Our fiber network connects common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. Including network assets acquired through our 2017 acquisitions, our fiber network spans approximately 150,000 route miles of fiber. We have made significant investments in our network adding route miles and new access points to provide advanced Wave and Metro Ethernet Forum (“MEF”) Ethernet services. Furthermore, advancing the service capabilities of our fiber network through Windstream’s use of software-defined networking (“SDN”) will provide our customers with the ability to dynamically configure and control their data networks.
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

Sales and Marketing
Our sales and marketing efforts are designed to differentiate us from our competitors by providing services in underserved markets with a superior customer experience. Our sales and customer support staff are aligned to work closely with each customer to ensure that the customer’s specific business needs are met. Whether servicing content providers, cable operators, data centers or other communication services providers who require single or multiple circuit connections or may not have sufficient transport network to support their immediate needs, our goal is to exceed customer expectations by providing tailored service and solutions.

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

See Note 18 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional financial information regarding our operating segments.

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

In August 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for eligible locations in 17 of the 18 states in which we are the incumbent provider, declining only the annual statewide funding in New Mexico because our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. The FCC announced the winners of its CAF Phase II competitive bidding process in August, 2018. Windstream was not awarded any bids so it will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II award process is complete, which at this time is not known.

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., business data services (“BDS”) and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. For decades, these services had been subject to price caps and other FCC regulation to control for ILEC market power and historical advantages. In April 2017, the FCC adopted comprehensive reforms to its BDS rules (“BDS Order”) and, after an appeal by Windstream, on August 28, 2018, the United States Court of Appeals for the 8th Circuit (the “Court”) generally upheld the FCC’s rules but vacated and remanded the FCC’s finding that transport was sufficiently competitive to deregulate based on a lack of adequate notice. Because the Court granted a stay of its decision until November 12, 2019, Windstream expects the FCC to issue new transport rules by that date.

Additionally, on May 4, 2018, the United States Telecommunications Association (“USTA”) filed a Petition for Forbearance Pursuant to 47 U.S.C. Sec. 160(c) to Accelerate Investment in Broadband and Next-Generation Networks with the FCC. Among other requests, USTA, on behalf of certain of its members, sought relief from the requirement to provide unbundled network elements (“UNEs”) and resale discounts to other telecommunications providers. After successful negotiations, on June 21, 2018, Windstream and the members of USTA filed an ex parte request with the FCC, outlining that they had agreed to a transition time frame for access to UNEs until February 4, 2021, during which transition time Windstream will transition customers from UNEs or otherwise negotiate rates to supersede UNE rates. The parties requested that the FCC consider this a modification of USTA’s original forbearance request. The FCC recently issued a 90-day extension for consideration of this petition, which will now be deemed granted in August 2019 if the FCC takes no further action.

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

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our annual operating revenues during the three-year period ended December 31, 2018.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

NETWORK

We are redefining the way we design and operate our network to meet the rapidly evolving digital needs of our customers. We have redirected our network strategy toward being more software-centric as we focus on creating and managing software-defined customer solutions, while fostering an agile, innovative culture to quickly deliver the right solutions to our customers. Across our 150,000 miles of fiber optic network, we maintain a calibrated balance between building future network capabilities and maintaining the valued legacy network elements to further enhance network diversity and reliability.

The transport layer of our network has been strategically designed into multiple domains, consisting of access, metro, metro-core and long-haul. Our investments to modernize the network will enable us to provide software-defined solutions that are more efficient to deploy and operate. Software-developed tools will also create efficiencies and improve reliability for legacy network elements.

The next generation IP layer contains segmentation of critical elements and routes, producing extremely high-levels of availability between core and edge routers. Similar architectures exist at the higher layers as well, as we regionalize and diversify video, VOIP, security, and SD-WAN network elements. Multi-layer orchestration has been (and will continue to be) developed to effectively reduce cycle time while improving the reliability of the process.

For those opportunities where we have limited network assets, strategic service agreements are implemented for last-mile connections to extend our ability to serve the business customers that are not located directly on our network. These connections link our business customers to our facilities-based network and products.

The map below reflects our extensive national footprint:

SEATTLE
PORTLAND
OAKLAND
SAN JOSE
LOS ANGELES
ANAHEIM
LAS VEGAS
PHOENIX
SALT LAKE CITY
DENVER
ALBUQUERQUE
MINNEAPOLIS
MADISON
MILWAUKEE
KENOSHA
CEDAR RAPIDS
DES MOINES
OMAHA
LINCOLN
KANSAS CITY
CHICAGO
GRAND RAPIDS
DETROIT
CLEVELAND
PITTSBURGH
AKRON
COLUMBUS
INDIANAPOLIS
CINCINNATI
LOUISVILLE
ST. LOUIS
ASHLAND
LEXINGTON*
TULSA
OKLAHOMA CITY
FORT WORTH
DALLAS
AUSTIN
SAN ANTONIO
HOUSTON
NEW ORLEANS
LITTLE ROCK
MEMPHIS
NASHVILLE
KNOXVILLE
BIRMINGHAM
ATLANTA
COMMERCE
FITZGERALD
JACKSONVILLE
ORLANDO
TAMPA
FORT LAUDERDALE
MIAMI
ROCHESTER
SYRACUSE
BUFFALO
ALBANY
ANDOVER
BOSTON
WESTBOROUGH
NEWARK
NEW YORK CITY
BETHLEHEM
EPHRATA
PHILADELPHIA
BALTIMORE
ASHBURN
WASHINGTON D.C.
RICHMOND
NORFOLK
VIRGINIA BEACH
GREENSBORO
CONCORD
CHARLOTTE
RALEIGH
GREENVILLE
TRANSPORT SERVICES
POP (POINT OF PRESENCE)
FIXED WIRELESS POP
IP NETWORK
IP CORE
CLOUD CORE NODE

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

In completing these acquisitions, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 150,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating the operations of MASS, Broadview and EarthLink. For additional information regarding these acquisitions see Note 3 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

MATERIAL DISPOSITIONS

Sale of Consumer CLEC Business - On December 31, 2018, we completed the sale of substantially all of our consumer competitive local exchange carrier (“CLEC”) business to an affiliate of Trive Capital Fund III LLP and nQue Technologies for $320.9 million in cash, net of a working capital adjustment. The consumer operations sold consisted solely of the former EarthLink consumer business that we acquired in February 2017.

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

Pursuant to the plan of distribution and immediately prior to the effective time of the spin-off, we contributed the telecommunications network assets and the consumer CLEC business to Uniti formerly Communications Sales & Leasing, Inc., a wholly owned subsidiary of Windstream, in exchange for: (i) the issuance to Windstream of Uniti common stock of which 80.4 percent of the shares were distributed on a pro rata basis to Windstream’s stockholders, (ii) cash payment to Windstream in the amount of $1.035 billion and (iii) the distribution by Uniti to Windstream of approximately $2.5 billion of Uniti debt securities. After giving effect to the interest in Uniti retained by Windstream, each Windstream Holdings shareholder received one share of Uniti for every five shares of Windstream Holdings common stock in the form of a tax-free dividend. On April 24, 2015, following the completion of the spin-off, we transferred the Uniti debt securities and cash to two investment banks, in exchange for approximately $2.5 billion of debt securities of Windstream Services held by the investment banks.

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

EMPLOYEES

At December 31, 2018, we had 11,945 employees, of which 1,340 employees are part of collective bargaining units. During 2018, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).

MORE INFORMATION

Our web site address is www.windstream.com. We file with, or furnish to, the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, as well as various other information. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. This information can also be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page on our web site our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC. In addition, in the “Corporate Governance” section of the Investor Relations page on our web site, we make available our code of ethics, the Board of Directors’ Amended and Restated Corporate Governance Board Guidelines, and the charters for our Audit, Compensation, and Governance Committees. We will provide to any stockholder a copy of the Code of Ethics, Governance Board Guidelines and the Committee charters, without charge, upon written request to Investor Relations, Windstream Holdings, Inc., 4001 Rodney Parham Road, Little Rock, Arkansas 72212.

FORWARD-LOOKING STATEMENTS

We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this Annual Report on Form 10-K. This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future performance, our ability to comply with the covenant in the agreements governing our indebtedness and the availability of capital and terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management's views, estimates, projections, beliefs, and assumptions, as of the time the statements are made, regarding future events and results. There can be no assurance, however, that management's expectations will necessarily come to pass. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

A wide range of factors could cause actual results to differ materially from those contemplated in our forward- looking statements, including, but not limited to:

•	risks and uncertainties relating to the Chapter 11 Cases;

•	our ability to pursue our business strategies during the pendency of the Chapter 11 Cases;

•	our ability to generate sufficient cash to fund our operations during the pendency of the Chapter 11 Cases;

•	our ability to propose and implement a business plan;

•	the diversion of management's attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	our ability to continue as a going concern;

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	the conditions to which our debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;

•	our ability to obtain confirmation of a Chapter 11 plan of reorganization;

•	the impact of a protracted restructuring on our business;

•	the impact of any challenge by creditors or other parties to previously completed transactions;

•	risks associated with third-party motions in the Chapter 11 Cases;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations and increased legal and other professional costs necessary to execute our reorganization;

•	trading price and volatility of our common stock;

•	our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms;

•	the cost savings and expected synergies from the mergers with EarthLink and Broadview may not be fully realized or may take longer to realize than expected;

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

•
the impact of the FCC’s comprehensive business data services reforms that were confirmed by an appellate court, which may result in greater capital investments and customer and revenue churn because of possible price increases by our ILEC suppliers for certain services we use to serve customer locations where we do not have facilities;

•	the impact of new, emerging or competing technologies and our ability to utilize these technologies to provide services to our customers;

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements, or otherwise;

•
for certain operations where we utilize facilities owned by other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
our election to accept statewide offers under the FCC’s Connect America Fund, Phase II, and the impact of such election on our future receipt of federal universal service funds and capital expenditures, and any return of support received pursuant to the program or future versions of the program implemented by the FCC;

•
our ability to make rent payments under the master lease to Uniti, which may be affected by results of operations, changes in our cash requirements, cash tax payment obligations, or overall financial position;

•	adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

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

•
the risks associated with noncompliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end-user revenue and government subsidies, or noncompliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	loss of consumer households served;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•
other risks and uncertainties referenced from time to time in this Annual Report on Form 10-K, including those additional factors under “Risk Factors” in Item 1A, and in other filings of ours with the SEC at www.sec.gov or not currently known to us or that we do not currently deem to be material.

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

Item 1A. Risk Factors

Risks Related to Chapter 11 Reorganization
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

The Chapter 11 Cases are being jointly administered under the caption In re Windstream Holdings, Inc., et al., No 19-22312 (RDD). We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with bankruptcy, including the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 Cases from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to continue to invest in our business, which could hurt our competitiveness;

•	our ability to enter into or maintain contracts that are critical to our operations at competitive rates and terms;

•	our ability to execute our business plan;

•	our ability to maintain acceptable and appropriate financing;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to Chapter 7 cases; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways, such as adversely impacting our relationships with our suppliers, service providers, customers, employees and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.

Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

Our senior management team and other key personnel may not be able to execute the business plans as currently developed, given the substantial attention required of such individuals by the Chapter 11 Cases.

The execution of our business plans depends on the efforts of our senior management team and other key personnel to execute our business plans. Such individuals may be required to devote significant efforts to the prosecution of the Chapter 11 Cases, thereby potentially impairing their abilities to execute our business plans. Accordingly, our business plans may not be implemented as anticipated, which may cause its financial results to materially deviate from the current projections.

The pursuit of the bankruptcy filing has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have a material adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Leading up to and following commencement of the Chapter 11 Cases, our management was required to spend a significant amount of time and effort focusing on the filings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if a Chapter 11 plan is not confirmed. During the continued pendency of the Chapter 11 Cases, our employees are facing distraction and uncertainty and we may experience increased levels of employee attrition. We are highly dependent on the continuing efforts of our executive officers and other personnel as our executive officers have substantial experience and expertise in our industry and have made significant contributions to our business. Uncertainty as a result of the Chapter 11 Cases may adversely affect our ability to attract and retain key personnel, and loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations and could require the incurrence of substantial additional costs to recruit replacement personnel, thereby adversely affecting our business and results of operations. In addition, we could experience losses of customers who may be concerned about our long-term viability.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting upon emergence, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be unable to comply with restrictions or with budget, liquidity or other covenants imposed by the agreements governing the DIP financing and our other financing arrangements. Such non-compliance could result in an event of default under the terms of the DIP financing that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The agreements governing our debtor-in-possession (the “DIP”) financing impose a number of restrictions on us. Specifically, the terms of the credit agreement governing the DIP financing impose certain obligations including, among other things, affirmative covenants requiring us to provide financial information, budgets and other information to the agent under the DIP financing, and negative covenants restricting our ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in by the terms of the DIP financing. Our ability to borrow under the DIP financing is subject to the satisfaction of certain conditions precedent. Covenants of the DIP facility include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Failure to comply with these covenants would result in an event of default under the DIP facilities and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP facilities. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply or obtain a waiver in the event we cannot comply with a covenant could result in an event of default under the agreements governing the DIP financing and our other financing arrangements.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure related to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan of reorganization. Even if the requisite acceptances of our plan of reorganization are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors, including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).

If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry and potential revaluing of our assets due to the Chapter 11 Cases. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guarantee that any plan of reorganization will achieve our stated goals.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the Debtors’ liabilities that will be subject to a plan of reorganization. Even if our debts are reduced or discharged through a plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 process. Adequate funds may not be available when needed or may not be available on favorable terms. Even once a plan of reorganization is implemented, our operating results may be adversely affected by the possible reluctance of customers to do business with a company that recently emerged from bankruptcy proceedings.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If the proceedings related to the Bankruptcy Filings continue for a longer period than anticipated, customers and suppliers may lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.

Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. If we require additional debtor-in-possession financing and are unable to obtain it on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless. Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

Third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for Windstream or our assets.

Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing. That period can be extended for cause up to a total of 18 months from the Petition Date with approval of the Bankruptcy Court. While we intend to conclude our Chapter 11 Cases during this “exclusivity period”, there can be no assurance that we will be able to do so. There is also no assurance that a plan of reorganization we propose will be approved by the requisite creditors and the Bankruptcy Court. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans of reorganization for the Debtors. An alternative plan of reorganization could contemplate Windstream continuing as a going concern, Windstream being broken up, Windstream or its assets being acquired by a third party, Windstream being merged with a competitor or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If we cannot successfully obtain approval of our plan of reorganization during the exclusivity period, we may have limited ability to prevent an alternative plan of reorganization from being approved by the Bankruptcy Court.

Companies in Chapter 11 are often the target of unsolicited merger and acquisition offers, and there is no guarantee that we will emerge from Chapter 11 as a standalone company. An unsolicited proposal or alternative plan of reorganization could potentially delay our emergence from Chapter 11 and expose us to a number of other risks, including potential limitations on our ability to execute our business plan and strategic initiatives; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by Windstream post-emergence on a stand-alone basis; and unease and uncertainty among our customer base. In addition, any potential transaction proposed during Chapter 11, even if we decided such transaction was in our best interest, would be expressly subject to Bankruptcy Code requirements and Bankruptcy Court approval.

In certain specific instances, including, if we are not able to obtain confirmation of a Chapter 11 plan of reorganization, if current financing is insufficient, or if exit financing is not available, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, and may result in significant smaller distributions to our creditors than under a Chapter 11 plan of reorganization.

In order to successfully emerge from Chapter 11 bankruptcy protection, we must develop and obtain confirmation of a Chapter 11 plan of reorganization by the Bankruptcy Court. There can be no assurance that we will be able to confirm a plan of reorganization that will permit us to emerge from bankruptcy and continue operations. There can be no assurance that our access to liquidity, including funds available from our DIP financing and amounts of cash from future operations, will be sufficient to fund ongoing operations.

If the Bankruptcy Court finds, after much consideration, that it would be in the best interest of creditors and/or us, the Bankruptcy Court could convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner our business as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to the Petition Date, or before confirmation of the Chapter 11 plan of reorganization (i) would be subject to compromise and/or treatment under the Chapter 11 plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Chapter 11 plan of reorganization. Any claims not ultimately discharged through the Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Our cash flows may not provide sufficient liquidity during the Chapter 11 Cases. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

Our ability to fund our operations and our capital expenditures require a significant amount of cash. Our principal sources of liquidity historically have been cash flow from operations, borrowing capacity under the senior secured revolving credit facility and issuances of other debt. If our cash flow from operations decreases, we may not have the ability to expend the capital necessary to improve or maintain our current operations, resulting in decreased revenues over time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. In addition, we must comply with the covenants of our DIP financing in order to continue to access our borrowings thereunder. We cannot assure you that we will be able to comply with the covenants of our DIP financing or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from our Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP financing agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.

If we have substantial indebtedness upon emergence from Chapter 11, it may adversely affect our financial health and operating flexibility.

Upon emergence from Chapter 11, we may have substantial indebtedness that could have important consequences to us, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

•
increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates;

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures; and

•	limiting our ability or increasing the costs to refinance indebtedness.

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible our common stock will be canceled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is too early to determine if our Chapter 11 plan of reorganization will allow for distributions with respect to our common stock. It is possible that our common stock will be canceled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of our common stock, amounts invested by such holders in our outstanding common stock will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Our common stock was delisted from NASDAQ and is currently traded on the OTC Pink Sheets market maintained by the OTC Market Group, Inc., which involves additional risks compared to being listed on a national securities exchange.

Trading in our common stock was suspended and removed from listing on NASDAQ on March 6, 2019. We will not be able to relist our common stock on a national securities exchange during our Chapter 11 process, although our common stock is now quoted on the OTC Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ.” The lack of an active market may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of an active market may also reduce the fair market value of the shares of our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

Risks Relating to Our Business

On February 15, 2019, Judge Jesse Furman of the United States District Court for the Southern District of New York issued findings of fact and conclusions of law in litigation relating to a noteholder’s allegations that our spin-off of certain assets in 2015 into a publicly-traded real estate investment trust (“Spin-Off”) resulted in one or more defaults of certain covenants under one of our existing indentures.

On September 22, 2017, we received a purported notice of default under the indenture governing our 6.375 percent senior notes due 2023 (the “2013 Indenture”) from a purported holder of the senior notes, which alleged that we had breached certain covenants under the 2013 Indenture, primarily that the Spin-Off constituted a sale and leaseback transaction (as defined in the 2013 Indenture) which was not in compliance with the 2013 Indenture. On November 6, 2017, we received consents from holders representing a majority of the outstanding aggregate principal amount of 6.375 percent senior notes due 2023 to certain waivers and amendments to the 2013 Indenture relating to the defaults alleged in the notice of default in connection with certain exchange and consent transactions (the “2017 Exchange and Consent Transactions”). On December 7, 2017, the purported holder issued a notice of acceleration claiming that the principal amount, along with accrued interest, was due and payable immediately.

On February 15, 2019, Judge Jesse Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off and the 2017 Exchange and Consent Transactions and found that the trustee under the Indenture and/or the noteholder are entitled to a judgment:

•	declaring that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

•	declaring that our breaches of Section 4.19 constitute a “Default” under 2013 Indenture;

•	declaring that the 6.375 percent senior notes due 2023 issued in the 2017 Exchange and Consent Transactions do not constitute “Additional Notes” under the 2013 Indenture;

•	declaring that the notice of default with respect to the foregoing breaches was valid and effective;

•	declaring that those breaches ripened into “Events of Default” as defined in the 2013 Indenture on December 6, 2017;

•
declaring that the notice of acceleration with respect to those “Events of Default” was valid and effective, and all principal together with all accrued and unpaid interest on the notes became immediately due and payable as of that date;

•	enjoining us from taking any further action to issue new notes in contravention of, or to otherwise violate, the 2013 Indenture;

•	awarding to the noteholder a money judgment in an amount of $310,459,959.10, plus interest from and after July 23, 2018; and

•	dismissing our counterclaims with prejudice.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed the Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing. See “Risks Related to Chapter 11 Reorganization”.
Our board of directors eliminated our quarterly common stock dividend commencing in the third quarter of 2017 as part of our revised capital allocation strategy. We have no current plans to pay cash dividends on our common stock for the foreseeable future. As a result, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

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
We serve business customers in markets across the country, competing against other communications providers and cable television companies for business customers. Competition in our business markets could adversely affect growth in business revenues and ultimately have a material adverse impact on our results of operations and financial condition. Our ability to compete effectively depends in part on our ability to achieve a competitive cost structure during the Chapter 11 Cases. If we are unable to compete effectively, we may be forced to lower prices or increase our sales and marketing expenses. In addition, we may need to continue to make significant capital expenditures to keep up with technological advances and offer competitive services. For additional information, see the risk factor “Rapid changes in technology could affect our ability to compete for business customers.”

In certain markets where we serve business customers, we purchase significant amounts of network capacity to provide service to our customers. We utilize these facilities owned by other companies competing directly with us for business customers. For additional information, see the risk factor “In certain operating territories, we are dependent on other carriers to provide facilities which we use to provide service to our customers.”

Our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms.

As of December 31, 2018, we had $5,728.1 million long-term debt outstanding, all of which has been classified as current in our consolidated balance as of that date due to the adverse court ruling discussed above. The commencement of the Chapter 11 Cases described above also constituted an event of default obligations under our debt instruments, including the indentures governing our notes and our credit agreement. Any efforts to enforce payment obligations under our debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

In connection with filing the Chapter 11 Cases, we have obtained DIP financing. The agreements governing the DIP financing impose a number of restrictions on us. Specifically, the terms of the credit agreements governing the DIP financing impose certain obligations including, among other things, affirmative covenants requiring us to provide financial information, budgets and other information to the agent under the DIP financing, and negative covenants restricting our ability to incur additional indebtedness, grant liens, dispose of assets, pay dividends or take certain other actions, in each case except as permitted in by the terms of the DIP financing. Our ability to borrow under the DIP financing is subject to the satisfaction of certain conditions precedent. Covenants of the DIP facility include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Failure to comply with these covenants would result in an event of default under the DIP facilities and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP facilities. Our ability to comply with these provisions may be affected by events beyond our control and our failure to comply or obtain a waiver in the event we cannot comply with a covenant could result in an event of default under the agreements governing the DIP financing and our other financing arrangements.

In addition, because the Chapter 11 Cases are ongoing and there can be no assurance as to the outcome of the Chapter 11 Cases, we may have to undertake alternative financing plans, such as: refinancing or restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital. Our inability to pay off our debt obligations and our inability to obtain alternative financing due to the Chapter 11 Cases could materially and adversely affect our business, financial condition, results of operations or prospects. Additionally, we must obtain Bankruptcy Court approval for these actions, which will place us at a competitive disadvantage and limit our flexibility to react to changes in our business or our industry. See “Risks Related to Chapter 11 Reorganization”.

As of March 14, 2019, Moody’s Investors Service (“Moody’s”) and Fitch Ratings (“Fitch”) had granted the following rating on our DIP facility:

Description	Moody’s	Fitch
DIP facility	Baa3	BBB-

As a result of the filing of the Chapter 11 Cases, there can be no assurance that the rating agencies will continue to issue ratings or that our ratings will not be further downgraded.

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

We store customers’ proprietary business information in our facilities through our colocation, managed services and cloud computing services and we maintain certain sensitive customer and employee information in our financial and operating systems. While we have implemented data security polices and other internal controls to safeguard and protect against misuse or loss of this information, if data were compromised through a cyber security incident, it could have a significant impact on our results of operations and financial condition. We have implemented network and data security policies and other internal controls to safeguard and protect against malicious interference with our networks and information technology infrastructure and related systems and technology, as well as misappropriation of data and other malfeasance through our information security initiatives and processes, but we cannot completely eliminate the risk associated with these types of occurrences. As part of our information security processes that are regularly reviewed by management and monitored by the Audit Committee, we continue to adapt to new threats, but increasing incidents of unsuccessful and successful “cyber attacks”, such as computer hacking, dissemination of computer viruses and denial of service attacks, as well as misappropriation of data, pose growing risks of a significant effect on our results of operations and financial condition and we cannot fully predict the evolution of such threats.

We may be unable to fully realize expected benefits from our recent mergers with EarthLink and Broadview.

We expect to continue to achieve substantial operating and capital synergies and cost savings as a result of our mergers with EarthLink Holdings Corp. and Broadview Holdings, Inc. If we are unable to complete the successful integration of the businesses, we may face material adverse effects including, but not limited to:

•diversion of the attention of management and key personnel and potential disruption of our ongoing businesses;

•customer losses;

•adverse developments in vendor relationships;

•declines in our results of operations and financial condition; and

•a decline in the market price of our common stock.

Additionally, there can be no assurance that the integration will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames.

In certain operating territories and/or at certain locations, we are dependent on other carriers to provide facilities that we use to provide service to our customers.
In certain markets and/or at certain locations, especially where we provide services to businesses, we may purchase a significant portion of our network capacity from other carriers. These carriers may compete directly with us for customers. The prices for network services are contained in tariffs, interconnection agreements, and negotiated contracts. Terms, conditions and pricing for tariff network services may be changed, but they must be approved by the appropriate regulatory agency before they go into effect. For network service purchased pursuant to interconnection agreements, the rates, terms and conditions included therein are approved by state commissions while other network services, such as some high-capacity Ethernet services, may be obtained through commercial contracts subject to limited government oversight.

The availability and pricing of network services purchased via commercial agreements are subject to change without regulatory oversight. For interconnection agreement-based network services, if an agreement cannot be negotiated and we have to invoke binding arbitration by a state regulatory agency, that process is expensive, time consuming, and the results may not be favorable to us. In addition, rates for network services set forth above are susceptible to changes in the availability and pricing of the provider’s facilities and services. In the event a provider becomes legally entitled to deny or limit access to capacity (or already is, as is the case with respect to certain services) or if state commissions allow the providers to increase rates for tariffed or interconnection agreement-based rates, we may not be able to effectively compete. In addition, some carriers may seek to impose monetary penalties if we cannot meet specific volume and term commitments that are part of pricing plans. Also, if the provider does not adequately maintain or timely install these facilities, despite legal obligations, our service to customers may be adversely affected. Finally, negative events associated with our Chapter 11 Cases could adversely affect our relationship with carriers. See “Risks Related to Chapter 11 Reorganization”. As a result of all these items, our competitive position, our operations, financial condition and operating results could be materially affected.

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

Continuous increases in broadband usage may cause network capacity limitations, resulting in service disruptions or reduced capacity for customers.

Broadband consumption continues to increase, and, as a result, we could be required to make significant capital expenditures to increase network capacity to avoid service disruptions or reduced capacity for customers.

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

If Windstream experiences an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”), it could adversely impact Windstream’s ability to utilize its existing net operating loss carryforwards. In general, an Ownership Change will occur when the percentage of Windstream’s common stock beneficially owned by one or more “5-percent shareholders” (as defined under IRC Section 382) increases by more than 50 percent at any time during the prior three years (calculated on a rolling basis). Under the rules of IRC Section 382, such beneficial ownership is calculated with reference to direct, indirect, and constructive ownership. The inability to utilize existing net operating loss carryforwards would significantly increase the amount of Windstream’s annual cash taxes required to be paid and reduce the overall amount of cash available to be used in other areas of Windstream’s business. An Ownership Change previously occurred on March 1, 2018, but did not have a material effect on Windstream’s ability to utilize its tax attributes because of rules applicable at that time that would not be applicable to an Ownership Change that occurred today.

In September 2015, Windstream’s board of directors adopted a shareholder rights plan under which Windstream shareholders of record as of the close of business on September 28, 2015 received one preferred share purchase right for each share of common stock outstanding (the “Rights Plan”) and Windstream entered into a 382 Rights Agreement with Computershare Trust Company, N.A. (the “Rights Agreement”).  The Rights Plan is also designed to protect Windstream’s net operating loss carryforwards from the effect of an Ownership Change. Pursuant to the Rights Plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of Windstream’s common stock without prior approval or meeting certain exceptions, shareholders (other than the acquiring shareholder or group) would be entitled to purchase additional shares of Windstream at a significant discount, resulting in significant dilution in the economic interests and voting power of the acquiring shareholder or group in Windstream.  The Rights Agreement was amended on November 5, 2016, to confirm that any EarthLink shareholder that became a 4.9 percent or greater shareholder of the combined company as a result of the merger is exempt and the ownership does not trigger implementation of the Rights Plan unless the shareholder acquires additional shares of common stock.  The Rights Agreement was further amended on August 7, 2018 to extend its term to September 17, 2021.

On February 28, 2019, in connection with Windstream’s Chapter 11 filings, the U.S. Bankruptcy Court for the Southern District of New York entered an order approving certain notification and hearing procedures for transfers of, and declarations of worthlessness with respect to, beneficial ownership of common stock (the “Order”).  The Order is designed to protect Windstream’s net operating loss carryforwards from the effect of a premature Ownership Change and to preserve Windstream’s ability to rely on certain favorable rules that can apply to Ownership Changes occurring in connection with the implementation of a bankruptcy plan of reorganization.  The Order requires “substantial shareholders” and “50-percent shareholders” (each as defined therein) and certain persons that might become a substantial shareholder or 50-percent shareholder, to provide notice before making certain transfers of beneficial ownership of common stock or declaring its beneficial ownership of stock worthless for U.S. income tax purposes, respectively. After receiving notice, Windstream is permitted to object, whereupon such action remains ineffective pending final resolution. Any action taken in violation of such procedures is void ab initio.

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

We are required to pay a portion of our cash flow from operations to Uniti pursuant to and subject to the terms and conditions of the master lease. During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses can significantly impact our consolidated financial statements and affect our ability to pay the rent owed to Uniti. Our obligation to pay rent could impair our ability to fund our own operations, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with the provisions of the master lease with Uniti could materially adversely affect our business, financial position, results of operations and liquidity.
We currently lease a significant portion of our telecommunications network assets, including our fiber and copper networks and other real estate, under the master lease with Uniti. The filing of the Chapter 11 Cases resulted in an event of default under the master lease. Upon an event of default, remedies available to Uniti include terminating the master lease and requiring us to transfer the business operations we conduct at the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the master lease, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the master lease in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity. Due to the Chapter 11 Cases, however, Uniti’s ability to exercise remedies under master lease was stayed as of the date of the Chapter 11 petition filing. See “Risks Related to Chapter 11 Reorganization”.

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

As of December 31, 2018, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

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
We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2018, we incurred $820.2 million in total capital expenditures, including $37.6 million in incremental spend related to acquisitions. We expect to be able to fund required capital expenditures from cash generated from operations and borrowings under our DIP facilities. However, other risk factors described in this section, including relating the Chapter 11 Cases, could materially reduce cash available from operations or significantly increase our capital expenditure requirements. If this occurs, funds for capital expenditures may not be available when needed, which could affect our service to customers and our growth opportunities.
Difficulties of operating while attempting to reorganize our businesses in bankruptcy may also make it more difficult to maintain our capital expenditures. As a result of the Chapter 11 Cases, we may experience collection issues with otherwise valid receivables of certain customers. Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively. It is too soon for us to predict with any certainty the ultimate impact of these disagreements. Many of our suppliers, vendors and service providers may require stricter terms and conditions, and we may not find these terms and conditions acceptable. In addition, we may continue to experience a loss of confidence by current and prospective suppliers, new and existing customers, landlords, employees or other stakeholders, which could make it more difficult for us to make capital expenditures and have an adverse effect on our businesses, financial condition and results of operations.

The level of returns on our pension plan investments and changes to the actuarial assumptions used to value our pension obligations could have a material effect on our earnings and result in material funding requirements to meet our pension obligations.

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2018, the fair market value of these investments decreased from $841.4 million to $740.9 million primarily due to investment losses of $41.1 million and routine benefit payments of $77.9 million. These decreases were partially offset by employer contributions of $18.5 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

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

We face intense competitive pressures in our consumer service areas. If we continue to lose consumer households as we have historically, our results of operations and financial condition could be adversely affected. During 2018, our consumer households declined 1.6 percent.

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

In 2018, we received approximately 5 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 5 percent of our revenues for the year ended December 31, 2018. Pending regulatory proceedings to reform state and federal USF programs and our implementation of those reforms could, depending on the outcome, materially reduce our USF revenues and increase our expenses.

The FCC implemented the Connect America Fund, which was adopted in 2011 and includes a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework. Windstream elected to participate in both programs. Currently, Windstream receives immaterial amounts of CAF Phase I funding in one state that is subject to being phased out at an undetermined future date. Furthermore, Windstream receives funds under the CAF Phase II program that is scheduled to end in 2021. If the CAF Phase II program is not extended by the FCC, or if a new similar program is not implemented beyond 2021 in which Windstream can participate, our financial and operating condition could be materially impaired.

Additionally, to obtain the available funding, which is greater than the amount Windstream received from the legacy federal universal service program, Windstream has committed to offer broadband to a certain number of locations at specified speeds in particular portions of its service areas. This will require substantial capital investment and large-scale construction by Windstream in rural and hard-to-serve geography. Costs of Phase II could exceed estimates by a material amount. The scale and scope of the network buildout to meet the obligations is challenging and complex. If Windstream is not able to fulfill its commitments, it would be required to return some funding and may be subject to additional penalties.

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

We have written off a portion of our goodwill and may be required to write off additional goodwill in the future, which may adversely affect our financial position and results of operations.
As of December 31, 2018, our goodwill comprised 27.0 percent of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to assess whether the amount of goodwill assigned to each of our reporting units is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded. Additional impairment charges will likely result due to changes from various factors or circumstances, including adoption of new accounting standards, deterioration in the macroeconomic environment, deterioration in our performance or future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analysis. See Note 2 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

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

As of December 31, 2018, we had 1,340 employees, or approximately 11 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 23 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, eight agreements covering approximately 500 employees are due to expire in 2019. In addition, the national pension agreement covers approximately 350 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days’ notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Our gross investment in property, by category, as of December 31, 2018, was as follows:

(Millions)	Assets Owned by Windstream	Assets Leased from Uniti (a)	Total
Land	$24.4	$28.6	$53.0
Building and improvements	334.2	326.5	660.7
Central office equipment	7,074.1	0.2	7,074.3
Outside communications plant	2,036.8	6,250.8	8,287.6
Furniture, vehicles and other equipment	1,930.6	10.2	1,940.8
Construction in progress	403.6	—	403.6
Total	$11,803.7	$6,616.3	$18,420.0

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

Item 3. Legal Proceedings

In a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. (“Aurelius”) asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due 2023 of Windstream Services, based on alleged violations of the associated indenture (the “2013 Indenture”). Aurelius primarily alleged that Windstream Services violated the 2013 Indenture by executing transactions related to the spin-off of Uniti in April 2015 (the “Spin-Off”) that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the 2013 Indenture. In light of the allegations in the Original Notice, Windstream Services filed suit against U.S. Bank N.A., the Indenture Trustee (the “Trustee”), in Delaware Chancery Court seeking a declaration that it had not violated any provision of the 2013 Indenture and injunctive relief. On October 12, 2017, the Trustee filed suit in the Southern District of New York seeking a declaration that defaults had occurred. Windstream Services filed an answer and affirmative defenses in response to the Trustee’s complaint the following day, as well as counterclaims against the Trustee and Aurelius for declaratory relief. The Delaware action was subsequently dismissed.

Additionally, as outlined in Note 5, on October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the 6.375 percent notes, and on October 31, 2017, learned that based on tenders of notes in the exchange offers and consents delivered in the consent solicitation, upon early settlement of the exchange offers, holders representing the requisite percentage of the 6.375 percent notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Windstream Services and the Trustee executed a supplemental indenture, and new 6.375 percent notes were issued, which gave effect to the waivers and consents for the 6.375 percent notes. During the fourth quarter of 2017, Windstream Services also completed consent solicitations with respect to each of its series of outstanding notes, pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the Spin-Off and amend the indentures governing such notes to give effect to such waivers and amendments.

On November 22, 2017, Windstream Services filed a motion seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream Services asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the 2013 Indenture, which contains a “no-action” clause. On November 27, 2017, Windstream Services received a second purported notice of default (the “Second Notice”) from Aurelius which alleged that certain of the exchange and consent transactions described above violated the terms of the 2013 Indenture. Aurelius withdrew the Second Notice on December 6, 2017, and served an alleged notice of an Event of Default and acceleration on December 7, 2017 (“Notice of Acceleration”). The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period.

Trial in this matter occurred July 23-25, 2018, and the court heard final arguments on July 31, 2018.

On February 15, 2019, Judge Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off and the 2017 exchange and consent transactions and found that the trustee under the 2013 Indenture and/or Aurelius are entitled to a judgment:

•	declaring that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

•	declaring that our breaches of Section 4.19 constitute a “Default” under the 2013 Indenture;

•	declaring that the 6.375 percent notes issued in the 2017 exchange and consent transactions do not constitute “Additional Notes” under the 2013 Indenture;

•	declaring that the notice of default with respect to the foregoing breaches was valid and effective;

•	declaring that those breaches ripened into “Events of Default” as defined in the 2013 Indenture on December 6, 2017;

•
declaring that the notice of acceleration with respect to those “Events of Default” was valid and effective, and all principal together with all accrued and unpaid interest on the notes became immediately due and payable as of that date;

•	enjoining us from taking any further action to issue new notes in contravention of, or to otherwise violate, the 2013 Indenture;

•	awarding to Aurelius a money judgment in an amount of $310,459,959.10, plus interest from and after July 23, 2018; and

•	dismissing our counterclaims with prejudice.

On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services, filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing. See Note 5 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for more information about our debt agreements.

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the quarter in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. Additionally, Windstream received a shareholder demand letter in the fourth quarter of 2018 related to the EarthLink merger. All four of the complaints and the demand letter contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading. We believe that we have valid defenses for each of the lawsuits, and we plan to vigorously defend the pursuit of all matters. While the ultimate resolution of the matters is not currently predictable, if there is an adverse ruling in any of these matters, the ruling could have material adverse effects on the future consolidated results of our income, cash flows, or financial condition.

Other Matters

Windstream and one of its business customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, and Windstream appealed USAC’s denial to the FCC on August 23, 2018. The FCC has yet to rule on the appeal. While the ultimate resolution and timing of any decision is not currently predictable, if there is a future adverse legal ruling against us, the ruling could result in financial exposure to Windstream for the total amounts listed above.

We currently are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

Notwithstanding the foregoing, any litigation pending against us and any claims that could be asserted against us that arose prior to the Petition Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to Section 362(a) of the Bankruptcy Code, subject to certain statutory exceptions. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.

Item 4. Mine Safety Disclosures

Not applicable.

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Trading in our common stock was suspended and removed from listing on NASDAQ on March 6, 2019. We will not be able to relist our common stock on a national securities exchange during our Chapter 11 process. Shares of our common stock are quoted for trading on the OTC Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ”. There were 17,519 stockholders of record as of March 11, 2019, which does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued. Concurrently, our board of directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. During the first nine months of 2017, we repurchased 9.1 million of our common shares at a total cost of $19.0 million. We did not repurchase any shares under the share buyback program during the fourth quarter of 2017. The board of directors has determined to terminate the share repurchase plan effective February 6, 2018. We are currently subject to restrictions under the terms of the credit agreement governing the DIP financing and expect to be subject to restrictions under any credit agreement we enter into in connection with our emergence from protection under the Bankruptcy Code that limit the amount of dividends that we pay on our common stock.

(b)	Not applicable.

(c)	Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the Windstream 2006 Amended and Restated Equity Incentive Plan (the “Windstream Plan”), we may issue restricted stock and other equity securities to directors, officers and other key employees. As of December 31, 2018, the maximum number of shares available for issuance under the Windstream Plan was 2.0 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	319,722	$10.17	—	(1)
Equity compensation plans approved by security holders	704,300	$7.50	1,996,821	(2)
Total	1,024,022	$8.33	1,996,821

(1)
Represents (i) 17,222 options and warrants (with a weighted-average exercise price of $57.01) assumed in connection with the acquisitions of PAETEC Holding Corp. (“PAETEC”) and EarthLink Holding Corp. (“EarthLink”) on December 1, 2011 and February 27, 2017, respectively and (ii) 302,500 options granted by Windstream under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan (the “PAETEC Plan”) and the EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan (the “EarthLink Plan”), which were approved by stockholders of PAETEC and EarthLink prior to the respective mergers with Windstream. These plans were not approved by Windstream stockholders. Shares under the PAETEC Plan and the EarthLink Plan were only available for issuance to Windstream employees who were not employed by Windstream when Windstream acquired PAETEC and EarthLink. On February 6, 2018, the Board resolved to freeze the PAETEC plan and the EarthLink Plan effective upon stockholder approval at the 2018 Annual Meeting of Stockholders. Stockholders approved the proposal, and as a result, no new awards will be granted under the PAETEC Plan and the EarthLink Plan.

(2)	Represents shares available for issuance under the Windstream Plan.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-39 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of Operations, refer to pages F-2 to F-38 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to page F-31 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-46 to F-125 of the Financial Supplement, which is incorporated by reference herein.

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

Management of Windstream Holdings is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Management of Windstream Services is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control - Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers are as follows:

Name	Business Experience	Age
Anthony W. Thomas	President and Chief Executive Officer of Windstream since December 2014; President-REIT Operations from October 2014 to December 2014; Chief Financial Officer of Windstream from August 2013 to October 2014; Chief Financial Officer and Treasurer of Windstream from May 2012 to August 2013; Chief Financial Officer of Windstream from August 2009 to May 2012; Controller of Windstream from July 2006 to August 2009.	47
Robert E. Gunderman	Chief Financial Officer and Treasurer of Windstream since November 2017; Chief Financial Officer of Windstream from June 2015 to January 2018; Chief Financial Officer and Treasurer of Windstream from December 12, 2014 to June 2015; Interim Chief Financial Officer from October 2014 to December 12, 2014; Senior Vice President - Financial Planning and Treasurer of Windstream from August 2013 to October 2014; Senior Vice President - Financial Planning and Treasury of Windstream from June 2012 to August 2013; Vice President - Financial Planning of Windstream from August 2008 to June 2012.	46
Layne Levine	President Windstream Enterprise & Wholesale of Windstream since July 2017; Previously held positions at GTT including Chief Revenue Officer and Executive Vice President of GTT’s Americas division.	55
Jeff Small	President Consumer & Small Business of Windstream since May 2017; Executive Vice President Engineering and Network Operations of Windstream from June 2016 to May 2017; Previously held position of senior vice president of corporate development and operations for Communications Sales & Leasing (now Uniti Group), the Real Estate Investment Trust created in 2015 from the spin-off of certain Windstream network and real estate assets.	43
Kristi Moody	Senior Vice President - General Counsel & Corporate Secretary of Windstream since February 2017; Senior Vice President & Corporate Secretary of Windstream from January 2015 to February 2017; Deputy General Counsel of Windstream from August 2013 to December 2014; Vice President - Law of Windstream from 2012 to July 2013; Senior Litigation Counsel from June 2006 to 2012.	48
John C. Eichler	Senior Vice President and Controller of Windstream since February 2018; Vice President and Controller from August 2009 to February 2018; Vice President of Internal Audit from July 2006 to August 2009.	47

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

In accordance with General Instruction G.(3) to Form 10-K, Windstream intends to file with the Securities and Exchange Commission the additional information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

In accordance with General Instruction G.(3) to Form 10-K, Windstream intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with General Instruction G.(3) to Form 10-K, Windstream intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In accordance with General Instruction G.(3) to Form 10-K, Windstream intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G.(3) to Form 10-K, Windstream intends to file with the Securities and Exchange Commission the information required by this Item not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: Our Consolidated Financial Statements are included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement Page Number
	Reports of Independent Registered Public Accounting Firm	F-42 – F-44
Windstream Holdings, Inc. Consolidated Financial Statements
	Consolidated Statements of Operations - for the years ended December 31, 2018, 2017 and 2016	F-46
	Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2018, 2017 and 2016	F-47
	Consolidated Balance Sheets - as of December 31, 2018 and 2017	F-48
	Consolidated Statements of Cash Flows - for the years ended December 31, 2018, 2017 and 2016	F-49
	Consolidated Statements of Shareholders’ Equity (Deficit) - for the years ended December 31, 2018, 2017 and 2016	F-50
Windstream Services, LLC Consolidated Financial Statements
	Consolidated Statements of Operations - for the years ended December 31, 2018, 2017 and 2016	F-51
	Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2018, 2017 and 2016	F-52
	Consolidated Balance Sheets - as of December 31, 2018 and 2017	F-53
	Consolidated Statements of Cash Flows - for the years ended December 31, 2018, 2017 and 2016	F-54
	Consolidated Statements of Member Equity (Deficit) - for the years ended December 31, 2018, 2017 and 2016	F-55
	Notes to Consolidated Financial Statements	F-56 – F-125

Form 10-K
2.	Financial Statement Schedules:	Page Number
	Schedule I. Condensed Financial Information of the Registrant - as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016	46 – 49
	Schedule II. Valuation and Qualifying Accounts - for the years ended December 31, 2018, 2017 and 2016	50

3.	Exhibits:
	Exhibit Index	52 – 57

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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

By	/s/ Anthony W. Thomas	Date:	March 15, 2019
Anthony W. Thomas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	March 15, 2019
Robert E. Gunderman, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		March 15, 2019
Anthony W. Thomas, President and Chief Executive Officer

By	/s/ John C. Eichler		March 15, 2019
John C. Eichler, Senior Vice President and Controller (Principal Accounting Officer)

*Samuel E. Beall, III, Director

*Jeannie Diefenderfer, Director

*Jeffrey T. Hinson, Director

*William G. LaPerch, Director

*Julie Shimer, Director

*Michael G. Stoltz, Director

*Walter Turek, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody,
Attorney-in-fact)
March 15, 2019

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2018	2017	2016
Operating revenues:
Leasing income from subsidiaries	$655.7	$653.5	$653.6
Total operating revenues	655.7	653.5	653.6
Costs and expenses:
Selling, general and administrative	1.8	1.9	1.7
Depreciation expense	344.0	336.2	354.0
Total costs and expenses	345.8	338.1	355.7
Operating income	309.9	315.4	297.9
Interest expense on long-term lease obligation with Uniti	(467.0)	(484.9)	(500.8)
Loss before income taxes and equity in subsidiaries	(157.1)	(169.5)	(202.9)
Income tax expense (benefit)	799.9	374.7	(78.4)
Loss before equity in subsidiaries	(957.0)	(544.2)	(124.5)
Equity earnings (losses) from subsidiaries	234.0	(1,572.4)	(259.0)
Net loss	$(723.0)	$(2,116.6)	$(383.5)
Comprehensive loss	$(714.2)	$(2,101.1)	$(93.2)

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions, except par value)

Assets	2018	2017
Current Assets:
Distributions receivable from Windstream Services	$0.5	$1.1
Total current assets	0.5	1.1
Investment and affiliate related balances	1,383.9	1,049.0
Net property, plant and equipment	1,267.1	1,611.1
Deferred income taxes	—	799.9
Total Assets	$2,651.5	$3,461.1
Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued dividends	$0.5	$1.0
Current portion of long-term lease obligation	4,570.3	188.6
Total current liabilities	4,570.8	189.6
Long-term lease obligation	—	4,570.4
Total liabilities	4,570.8	4,760.0
Shareholders’ Deficit:
Common stock, $0.0001 par value, 75.0 shares authorized,
42.9 and 36.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,250.4	1,191.9
Accumulated other comprehensive income	35.6	21.4
Accumulated deficit	(3,205.3)	(2,512.2)
Total shareholders’ deficit	(1,919.3)	(1,298.9)
Total Liabilities and Shareholders’ Deficit	$2,651.5	$3,461.1

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2018	2017	2016

Cash Provided from Operating Activities:
Net loss	$(723.0)	$(2,116.6)	$(383.5)
Adjustments to reconcile net loss to net cash provided from operations:
Equity losses from subsidiaries	(234.0)	1,572.4	259.0
Depreciation expense	344.0	336.2	354.0
Deferred income taxes	800.1	376.4	(77.7)
Net cash provided from operating activities	187.1	168.4	151.8
Cash Flows from Financing Activities:
Distributions from Windstream Services	1.6	83.7	88.5
Dividends paid to shareholders	—	(64.4)	(58.6)
Contribution to Windstream Services	(12.2)	(9.6)	—
Proceeds from the issuance of stock	12.2	9.6	—
Stock repurchases	—	(19.0)	(28.9)
Payments under long-term lease obligation	(188.7)	(168.7)	(152.8)
Net cash used in financing activities	(187.1)	(168.4)	(151.8)
Change in cash and cash equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of period	—	—	—
End of period	$—	$—	$—

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K

WINDSTREAM HOLDINGS, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

Background and Basis of Presentation: Notwithstanding the accounting treatment for the spin-off transaction as further discussed below, Windstream Holdings, Inc. (“Windstream Holdings”) has no material assets or operations other than its ownership in Windstream Services, LLC (“Windstream Services”) and its subsidiaries. Windstream Holdings owns a 100 percent interest in Windstream Services.

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

Certain covenants within Windstream Services’ senior secured credit facility may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a “Parent Only” basis. Under this basis of presentation, Windstream Holdings’ investment in its consolidated subsidiaries are presented under the equity method of accounting. Amounts reflected in these condensed parent company financial statements for investment and affiliated related balances and equity earnings from subsidiaries have been adjusted to account for the effects of the telecommunications network assets, long-term lease obligation, depreciation expense, principal and interest payments on the long-term lease obligation and related income tax effects that are also included in the net income and equity of Windstream Services. Equity income (losses) from subsidiaries for 2018 and 2017 includes $955.6 million and $125.3 million, respectively, of intercompany income related to the Uniti spin transactions.

As of December 31, 2018, Windstream Holdings recorded a full valuation allowance for its deferred tax assets due to the acceleration of all of Windstream Services long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and our assessment that it was more likely than not that the deferred tax assets would not be realized. Due to cross-default provisions contained within the master lease discussed above, the remaining obligations under the master lease also were accelerated. As a result, the long-term lease obligation has been classified as a current liability in the accompanying balance sheet as of December 31, 2018. See Notes 5, 16 and 17 to the consolidated financial statements for additional information regarding the acceleration of long-term debt obligations and remaining obligations under the master lease agreement with Uniti, the court ruling, filing of the Chapter 11 Cases and the related effects on income taxes.

We made revisions to correct certain misclassification errors in our previously issued Schedule I financial statements that were not material to the balance sheet as of December 31, 2017 or to the statement of comprehensive income (loss) and statement of cash flows for the year ended December 31, 2017. These revisions had no impact to the previously reported total assets, net loss or net cash provided from operating activities. The effects of the revisions to the balance sheet were as follows: we increased investment and affiliate related balances by $756.7 million from $292.3 million to $1,049.0 million and decreased deferred income taxes by $756.7 million from $1,556.6 million to $799.9 million. The effects of the revisions to the statement of comprehensive income (loss) were as follows: we increased income tax expense (benefit) by $417.7 million from $(43.0) million to $374.7 million, increased loss before equity in subsidiaries by $417.7 million from $126.5 million to $544.2 million and reduced the equity losses from subsidiaries by $417.7 million from $1,990.1 million to $1,572.4 million.  The effects of the revisions to the statement of cash flows were as follows: we decreased equity losses by $417.7 million from $1,990.1 million to $1,572.4 million and increased deferred income taxes by $417.7 million from $(41.3) million to $376.4 million.

The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2018	$29.7	$37.7		$—		$42.6	(a)	$24.8
December 31, 2017	$27.1	$45.8		$—		$43.2	(a)	$29.7
December 31, 2016	$33.1	$43.8		$—		$49.8	(a)	$27.1
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2018	$179.6	$505.4	(b)	$—		$—		$685.0
December 31, 2017	$146.5	$2.5		$41.8	(c)	$11.2	(d)	$179.6
December 31, 2016	$147.9	$—		$—		$1.4		$146.5
Accrued liabilities related to merger, integration and other costs and restructuring charges:
For the years ended:
December 31, 2018	$19.5	$76.9	(e)	$—		$64.5	(h)	$31.9
December 31, 2017	$5.8	$180.4	(f)	$—		$166.7	(h)	$19.5
December 31, 2016	$5.1	$34.1	(g)	$—		$33.4	(h)	$5.8
Notes:

(a)	Accounts charged off net of recoveries of amounts previously written off.

(b)
As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets, due to the acceleration of all long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and Windstream’s assessment that it was more likely than not that our deferred tax assets would not be realized. See Notes 5, 16 and 17 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information regarding the acceleration of long-term debt obligations, the court ruling and the related effects on income taxes.

(c)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of EarthLink and Broadview.

(d)	Reduction of valuation allowances on net operating loss carryforwards due to the effects of the 2017 Tax Cuts and Jobs Act.

(e)
Costs primarily consist of charges related to the acquisitions of EarthLink and Broadview and legal fees related to the Uniti spin-off litigation. Restructuring charges primarily consist of severance and employee benefit costs from workforce reductions and lease terminations completed during the year.

(f)
Costs primarily consist of charges related to the acquisitions of EarthLink and Broadview and additional costs incurred in connection with a network optimization project begun in 2015, as further discussed in Note (e) above. Restructuring charges primarily consist of severance and employee benefit costs from workforce reductions completed during the year.

(g)
Costs primarily consist of severance and other employee-related costs from small workforce reductions completed during the year and charges related to a network optimization project begun in 2015 designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets.

(h)
Represents cash outlays for merger, integration and other costs and restructuring charges. Included in this amount for 2016 is the reversal of a $2.0 million liability associated with a lease termination.

See Note 11, “Merger, Integration and Other Costs and Restructuring Charges”, to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information regarding the merger, integration and other costs and restructuring charges recorded by us in 2018, 2017 and 2016.

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
*

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Windstream Holdings, Inc., filed with the Secretary of State of the State of Delaware on May 23, 2018 and effective May 25, 2018 (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated May 23, 2018).
*

3.5
Certificate of Designations of Series A Participating Preferred Stock of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated September 18, 2015).
*

3.6	Third Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated November 19, 2015).	*

3.7	Certificate of Formation of Windstream Services, LLC (incorporated herein by reference to Exhibit 3.5 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

3.8	Operating Agreement of Windstream Services, LLC dated as of February 28, 2015 (incorporated herein by reference to Exhibit 10.29 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).	*

4.1
Indenture (7.75% Senior Notes due 2020) dated as of October 6, 2010 among Windstream Corporation, as Issuer, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Windstream Corporation’s Form 8-K dated October 6, 2010), as amended by supplemental indentures to provide guarantees from additional subsidiaries who also guarantee Windstream Corporation’s revolving credit facilities (such guarantor subsidiaries are identified on Exhibit 21).
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

EXHIBIT INDEX, Continued

Number and Name
4.8
Indenture (8.75% Senior Notes due 2024) dated as of December 13, 2017, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors, and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated December 18, 2017).
*

4.9
Indenture (10.500% Senior Second Lien Notes due 2024) dated as of August 2, 2018, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s and Windstream Services LLC’s Form 8-K dated August 8, 2018).
*

4.10
Indenture (9.00% Senior Second Lien Notes due 2025) dated as of August 2, 2018, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Windstream Holdings, Inc.’s and Windstream Services LLC’s Form 8-K dated August 8, 2018).
*

4.11
Fifth Supplemental Indenture dated as of November 5, 2017, to the Indenture (7.75% Senior Notes due 2020) dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 9, 2017).
*

4.12
Fourth Supplemental Indenture dated as of November 5, 2017, to the Indenture (7.50% Senior Notes due 2023) dated as of March 16, 2011 (incorporated herein by reference to Exhibit 4.2 to Windstream Holdings, Inc.’s Form 8-K dated November 9, 2017).
*

4.13
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

4.15
First Supplemental Indenture dated as of November 8, 2017, to the Indenture (8.625% Senior First Lien Notes due 2025) dated as of November 6, 2017 (incorporated herein by reference to Exhibit 4.3 to Windstream Holdings, Inc.’s Form 8-K dated November 13, 2017).
*

4.16
Fourth Supplemental Indenture dated as of December 6, 2017, to the Indenture (7.75% Senior Notes due 2021) dated as of March 28, 2011 (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated December 12, 2017).
*

4.17
Fourth Supplemental Indenture dated as of December 6, 2017, to the Indenture (7.50% Senior Notes due 2022) dated as of November 22, 2011 (incorporated herein by reference to Exhibit 4.2 to Windstream Holdings, Inc.’s Form 8-K dated December 12, 2017).
*

4.18	Form of 7.75% Senior Notes due 2020 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated October 6, 2010).	*

4.19	Form of 7.5% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of March 16, 2011).	*

4.20	Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of March 28, 2011).	*

4.21	Form of 7.5% Senior Notes due 2022 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of November 22, 2011).	*

4.22	Form of 6.375% Senior Notes due 2023 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated January 23, 2013).	*

4.23	Form of 7.75% Senior Notes due 2021 of Windstream Corporation (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Corporation’s Form 8-K dated as of August 28, 2013).	*

4.24
Form of 8.75% Senior Notes due 2024 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated December 18, 2017).
*

EXHIBIT INDEX, Continued

Number and Name
4.25
Form of 8.625% Senior First Lien Notes due 2025 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 13, 2017).
*

4.26
Form of 10.500% Senior Second Lien Notes due 2024 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Holdings, Inc.’s and Windstream Services LLC’s Form 8-K dated August 8, 2018).

4.27
Form of 9.00% Senior Second Lien Notes due 2025 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.3 to Windstream Holdings, Inc.’s and Windstream Services LLC’s Form 8-K dated August 8, 2018).

4.28
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

4.30
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2021) dated as of March 28, 2011 (incorporated herein by reference to Exhibit 4.25 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.31
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.50% Senior Notes due 2022) dated as of November 22, 2011 (incorporated herein by reference to Exhibit 4.26 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.32
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (6 3/8% Senior Notes due 2023) dated as of January 23, 2013 (incorporated herein by reference to Exhibit 4.27 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.33
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2021) dated as of August 26, 2013 (incorporated herein by reference to Exhibit 4.28 to Windstream Holdings Inc.’s Form 10-Q dated May 7, 2015).
*

4.34
Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture (8.625% Senior First Lien Notes due 2025) dated as of November 6, 2017 (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings Inc.’s Form 8-K dated June 8, 2018).
*

4.35
Rights Agreement, dated as of September 17, 2015, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated September 18, 2015).
*

4.36
Amendment No. 1 to 382 Rights Agreement, dated as of November 5, 2016, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated November 10, 2016).
*

4.37
Amendment No. 2 to 382 Rights Agreement, dated as of August 7, 2018, by and between Windstream Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated August 10, 2018).
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
*

10.2	Amendment No. 1, dated June 6, 2018, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated June 8, 2018).	*

10.3	Tranche B-6 Incremental Amendment , dated as of March 29, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated March 30, 2016).	*

10.4
Tranche B-6 Refinancing and Incremental Amendment, dated as of September 30, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.5 to Windstream Holdings Inc.’s Form 10-K dated March 1, 2017).
*

EXHIBIT INDEX, Continued

Number and Name

10.5
Second Tranche B-6 Incremental Amendment dated as of December 2, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.6 to Windstream Holdings Inc.’s Form 10-K dated March 1, 2017).
*

10.6
Third Tranche B-6 Incremental Amendment dated as of February 27, 2017, to the Credit Agreement (incorporated herein by reference to Exhibit 10.38 to Windstream Holdings Inc.’s Form 10-Q dated May 8, 2017).
*

10.7	Tranche B-7 Refinancing Amendment, dated as of February 17, 2017, to the Credit Agreement (incorporated herein by reference to Exhibit 10.37 to Windstream Holdings Inc.’s Form 10-Q dated May 8, 2017).	*

10.8
Holdings Agreement, dated April 24, 2015, by and between Windstream Holdings, Inc., Windstream Services, LLC, and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (incorporated herein by reference to Exhibit 10.11 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.9	Director Compensation Program dated February 6, 2013 as amended May 2, 2017 (incorporated herein by reference to Exhibit 10.8 to Windstream Holdings Inc.’s Form 10-K dated February 28, 2018).	*

10.10
Form of Restricted Shares Agreement (Non-Employee Directors) (incorporated herein by reference to Exhibit 10.3 to the Corporation’s Form 8-K dated February 6, 2007) and as assumed by Windstream Holdings, Inc.
*

10.11	Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Corporation’s Form 8-K dated July 17, 2006).	*

10.12	Amendment No. 1 to Windstream Corporation Performance Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation’s Form 8-K dated January 4, 2008).	*

10.13	Windstream Corporation Benefit Restoration Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.2 to the Corporation’s Form 8-K dated January 4, 2008).	*

10.14
Windstream Corporation 2007 Deferred Compensation Plan, amended and restated as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated January 4, 2008).
*

10.15
Form of Indemnity entered into between Windstream Holdings, Inc., Windstream Corporation, and its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K dated February 14, 2014).
*

10.16
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
*

10.18
Employment Agreement, dated February 19, 2019, by and between Windstream Holdings, Inc. and Anthony W. Thomas (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated February 22, 2019).
*

10.19	Form Change-In-Control and Severance Agreement, dated as of September 1, 2017 (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings Inc.’s Form 8-K dated September 1, 2017).	*

10.20	Windstream Executive Severance Plan established effective as of September 1, 2017 (incorporated herein by reference to Exhibit 10.3 to Windstream Holdings Inc.’s Form 8-K dated September 1, 2017).	*

10.21	Windstream 2006 Equity Incentive Plan (as amended and restated effective February 6, 2018) (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 10-Q dated May 4, 2018).	*

10.22	Form Long Term Cash Award Grant Agreement (incorporated herein by reference to Exhibit 10.22 to Windstream Holdings Inc.’s Form 10-K dated February 28, 2018).	*

10.23
Form of Nonqualified Stock Option Grant Agreement (Windstream 2006 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings Inc.’s Form 8-K dated February 9, 2018).
*

10.24
Form of Nonqualified Stock Option Grant Agreement (EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings Inc.’s Form 8-K dated February 9, 2018).
*

EXHIBIT INDEX, Continued

Number and Name

10.25
Waiver and Release Agreement entered into by and between Sarah E. Day and Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.39 Windstream Holdings Inc.’s Form 10-Q dated May 8, 2017).
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
*

10.30
Form of US LEC Corp. 1998 Omnibus Stock Plan, as amended (incorporated herein by Exhibit (d) Schedule TO filed by US LEC Corp. with the SEC on February 23, 2006 (File No. 005-54177)) and as assumed by Windstream Holdings, Inc.
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
*

10.37
Recognition Agreement, dated April 24, 2015, by and among CSL National, LP and the other entities listed therein, as Landlord, and Windstream Holdings, Inc., as Tenant, and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (incorporated herein by reference to Exhibit 10.12 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
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

EXHIBIT INDEX, Continued

Number and Name
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
FOR THE YEAR ENDED DECEMBER 31, 2018

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” refers to Windstream Services, LLC and its subsidiaries.

The following section provides an overview of our results of operations and highlight key trends and uncertainties in our business and should be read in conjunction with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto beginning on page F-46, as well as the information set forth in Item 1. “Business-Recent Developments” and Item 1A. “Risk Factors.” This discussion, as well as various other sections of this Annual Report on Form 10-K, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements and see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

ORGANIZATIONAL STRUCTURE

Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company incorporated in the state of Delaware on May 23, 2013, and the parent of Windstream Services, LLC (“Windstream Services”), a Delaware limited liability company organized on March 1, 2004. Following its delisting on March 6, 2019, Windstream Holdings common stock no longer trades on the Nasdaq Global Select Market (“NASDAQ”) but trades on the Over-the-Counter (“OTC”) Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ”. Windstream Holdings owns a 100 percent interest in Windstream Services. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the years ended December 31, 2018, 2017, and 2016 the amount of expenses directly incurred by Windstream Holdings were approximately $1.8 million, $2.0 million and $1.7 million, respectively, on a pre-tax basis, or $1.4 million, $1.2 million and $1.0 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

RECENT DEVELOPMENTS

On February 15, 2019, Judge Jesse Furman of the United States District Court for the Southern District of New York issued findings of fact and conclusions of law in litigation relating to a noteholder’s allegations that our spin-off of certain assets in 2015 into a publicly-traded real estate investment trust resulted in one or more defaults of certain covenants under one of Windstream Services’ existing indentures. The findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and remaining obligations under the master lease with Uniti Group, Inc. (“Uniti”). In addition, the findings resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the master lease agreement with Uniti have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We intend to use the court-supervised process to address obligations that have been accelerated as a result of the court decision discussed above. See Notes 5 and 17 to the consolidated financial statements. The Chapter 11 Cases are being jointly administered under the caption In re Windstream Holdings, Inc., et al., No 19-22312 (RDD). We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

For more information regarding the impact of the Chapter 11 Cases, see “Financial Condition, Liquidity and Capital Resources.”
ACQUISITIONS COMPLETED IN 2018 AND 2017

On August 31, 2018, Windstream Holdings completed its acquisition of American Telephone Company, LLC (“ATC”), a reseller of a broad range of voice and data communications services to businesses mainly headquartered in the greater New York metropolitan area, for initial cash consideration of approximately $10.0 million, net of cash acquired. The transaction reflects our strategy to augment organic revenue growth with small, customer-base acquisitions.

On March 27, 2018, Windstream Holdings acquired MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors, for $37.1 million in cash, net of cash acquired.

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offers a broad suite of cloud-based services. Broadview’s proprietary OfficeSuite® and unified communications platforms are complementary to our existing Software Defined Wide Area Networking (“SD-WAN”) product offering. In addition, Broadview has an experienced sales force and strong channel partner program, which we will leverage to sell unified communications services across our small business and mid-market enterprise customer bases. In the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility (see Note 5). The transaction was valued at approximately $230.0 million.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), a leading provider of data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In effecting the merger, each share of EarthLink common stock was exchanged for .1636 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 17.6 million shares of its common stock and assumed approximately $435 million of EarthLink’s long-term debt, which we subsequently refinanced, in a transaction valued at approximately $1.1 billion.

In completing these mergers, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 150,000 fiber route miles. We also expect to achieve operating and capital expense synergies in integrating the operations of MASS, Broadview and EarthLink. For additional information regarding the mergers, including our refinancing of EarthLink’s long-term debt, see Notes 3 and 5 to the consolidated financial statements.

DISPOSAL OF CONSUMER CLEC BUSINESS

On December 31, 2018, we completed the sale of substantially all of our consumer competitive local exchange carrier (“CLEC”) business to an affiliate of Trive Capital Fund III LLP and nQue Technologies for $320.9 million in cash, net of a working capital adjustment. The consumer operations sold consisted solely of the former EarthLink consumer business that we acquired in February 2017. The sale of the consumer CLEC business did not represent a strategic shift in our operations nor have a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation.

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

Our mission is to connect people and empower business in a world of infinite possibilities brought on by rapid technological change. Our vision is to provide innovative software and network solutions while consistently delivering a great customer experience.

To execute on our mission and achieve our vision, we have four key priorities for 2019:

•	Deliver consistent excellence in the customer experience.

We have made significant investments in our business over the past several years to provide quality service and enhance network reliability and ease of doing business. We will continue to improve collaboration and organizational effectiveness and enhance the day-to-day reliability of our network to drive improvements in the service we provide customers.

•	Achieve differentiation in the marketplace through development of innovative software.

We have reoriented a significant portion of our IT resources on the development of next-generation software that will create customer solutions as well as internal tools that will enhance our interactions with customers.

•	Continue to position the company for top-line growth.

We have made significant progress transitioning from legacy telecom products and services to next-generation software-enabled products and services with vastly superior capabilities. We will continue to convert existing customers from legacy voice and data products to our strategic products, including SD-WAN, OfficeSuite®, and Kinetic Broadband, that best meet our customers’ communications needs.

•	Continue to aggressively manage costs.

Our biggest single cash cost consists of interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. Our annualized interconnection spend is approximately $1.4 billion. We have been aggressively reducing those payments by approximately 10 percent for several years, and we expect this downward trend to continue. At the same time, we will continue to manage all other expenses with rigorous discipline.

Our focused operational strategy for each business segment has the overall objective to generate strong financial returns for our investors and grow adjusted OIBDA, which is defined as operating income before depreciation and amortization, adjusted to exclude the impact of the goodwill impairment, merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

2018 Accomplishments and Operating Results

For 2018, our overall business strategy was focused on the following five key priorities:

•
Advance our industry-leading Windstream Enterprise & Wholesale product and service capabilities by growing sales of our SD-WAN and unified communications product offerings, including OfficeSuite®, which have broad application across our customer base, as well as advancing our security and on-net solutions and our professional services portfolio.

•	Launch next-generation broadband deployment technologies that are both faster and more cost-effective and deploy faster broadband speeds throughout our service territories.

•
Simplify our business and transform customer-facing and internal user capabilities by integrating our information technology platforms to allow us to more efficiently manage our product catalog, price quoting and order management systems, as well as eliminate duplicative systems and generate meaningful cost savings.

•
Drive revenue improvements through enhanced sales and improved customer retention in both our business units by improving our broadband market share and increasing speed and value-added service penetration in our Consumer & Small Business segment, and increasing strategic sales in our Enterprise & Wholesale segment by leveraging our next generation products. In addition to our revenue objectives, we continue to aggressively manage expenses through on-going initiatives to lower network access costs, automate processes and enhance organizational effectiveness.

•	Seek opportunities to optimize our balance sheet and improve our debt maturity profile.

During 2018, we achieved the following related to these initiatives:

•
Expanded our premium broadband availability to our Consumer & Small Business customers. Approximately 40 percent of our customer base now subscribe to rate plans offering 25 megabits per second (“Mbps”) speeds or faster compared to only 24 percent for the same period a year ago. This improvement in premium speed availability helped drive growth in net high-speed Internet customer additions, as we added 14,400 net high-speed Internet customers. Contribution margins in our Consumer & Small Business segment increased to 58.1 percent compared to 57.1 percent a year ago.

•	Strategic sales comprised 48.4 percent of total sales in our Enterprise segment and contribution margin increased to 21.4 percent compared to 19.6 percent for the same period a year ago.

•	Maintained 70.0 percent contribution margins in our Wholesale segment through strong expense management.

•
Executed on our initiative to transform our business operations and reduce operating costs including rebranding our Enterprise and Wholesale business unit, optimizing our network and aligning our workforce to improve productivity and reduce costs. In undertaking these initiatives, we incurred third-party consulting fees, incremental rebranding and marketing expenses, incremental labor, travel, training, and other transition costs related to outsourcing certain support functions. We also incurred costs associated with grooming our network, including relocation of traffic to existing lower-cost circuits and termination of existing contracts prior to their expiration. In addition, we completed restructurings of our workforce in 2018 eliminating approximately 800 employees and an additional 90 positions that drove cost savings of approximately $60 million in 2018.

We remain on track to successfully complete the integration of the acquired EarthLink and Broadview operations to meet our goal of $180 million in annualized synergies by the end of 2019.

As noted above, we also improved our balance sheet and debt maturity profile during 2018. We sold substantially all of our consumer CLEC business on December 31, 2018. Proceeds from this sale were used to reduce borrowings outstanding under Windstream Services’ revolving line of credit. On August 2, 2018, we completed various debt exchanges, which extended the maturities of $1.4 billion of our long-term debt obligations. In completing these exchanges, we reduced our total long-term debt by $226.0 million and recognized a pretax gain from the early extinguishment of debt of $190.3 million during the third quarter of 2018.

Our consolidated operating results for 2018 were favorably impacted by incremental revenues attributable to the acquisitions of MASS, Broadview and EarthLink, cost savings from workforce reductions, lower merger, integration costs of $105.5 million, and the pretax gains from the sale of the consumer CLEC business and early extinguishment of debt. These increases were partially offset by reductions in consumer, small business and enterprise revenues primarily due to customer losses from competition and decreases in switched access revenues and federal USF surcharges due to the continuing adverse effects of inter-carrier compensation reform. Operating results for 2018 also reflect higher depreciation and amortization expense of $56.7 million, primarily attributable to the acquisitions, and additional interest costs of $25.9 million, principally due to exchanging existing unsecured senior notes for higher interest secured notes and additional borrowings under the revolving credit facility.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings for the years ended December 31:

				2018 to 2017		2017 to 2016
(Millions)	2018	2017	2016	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues	$5,637.2	$5,759.7	$5,279.9	$(122.5)	(2)	$479.8	9
Product sales	75.9	93.2	107.1	(17.3)	(19)	(13.9)	(13)
Total revenues and sales	5,713.1	5,852.9	5,387.0	(139.8)	(2)	465.9	9
Costs and expenses:
Cost of services (a)	2,854.8	2,962.7	2,647.2	(107.9)	(4)	315.5	12
Cost of products sold	69.1	93.5	98.5	(24.4)	(26)	(5.0)	(5)
Selling, general and administrative	889.0	896.1	782.7	(7.1)	(1)	113.4	14
Depreciation and amortization	1,526.7	1,470.0	1,263.5	56.7	4	206.5	16
Goodwill impairment (b)	—	1,840.8	—	(1,840.8)	(100)	1,840.8	*
Merger, integration and other costs	31.9	137.4	13.8	(105.5)	(77)	123.6	*
Restructuring charges	45.0	43.0	20.3	2.0	5	22.7	112
Total costs and expenses	5,416.5	7,443.5	4,826.0	(2,027.0)	(27)	2,617.5	54
Operating income (loss)	296.6	(1,590.6)	561.0	1,887.2	119	(2,151.6)	*
Other expense, net (c)	(4.9)	(2.3)	(24.0)	2.6	113	(21.7)	(90)
Gain on sale of Consumer CLEC business (d)	145.4	—	—	145.4	*	—	*
Net gain (loss) on early extinguishment of debt	190.3	(56.4)	(18.0)	246.7	*	38.4	*
Other-than-temporary impairment loss on investment in Uniti common stock (e)	—	—	(181.9)	—	*	181.9	100
Interest expense	(901.3)	(875.4)	(860.6)	25.9	3	14.8	2
Loss before income taxes	(273.9)	(2,524.7)	(523.5)	(2,250.8)	(89)	2,001.2	*
Income tax expense (benefit)	449.1	(408.1)	(140.0)	857.2	210	268.1	192
Net loss	$(723.0)	$(2,116.6)	$(383.5)	$(1,393.6)	(66)	$1,733.1	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 4 for further discussion related to the goodwill impairment charge.

(c)	See Note 14 for a summary of the components of other expense, net in each year.

(d)	See Note 12 for further discussion related to the sale of the Consumer CLEC business.

(e)	See Note 13 for further discussion related to the other-than-temporary impairment loss incurred on our investment in Uniti common stock.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of year-over-year changes in service revenues:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Increase attributable to acquisitions	$328.0	$869.2
Decreases in Consumer CLEC revenues (a)	(25.0)	(0.1)
Decreases in Consumer & Small Business revenues (b)	(94.0)	(78.9)
Decreases in Wholesale revenues (c)	(68.4)	(115.5)
Decreases in Enterprise revenues (d)	(263.1)	(194.9)
Net changes in service revenues	$(122.5) (2)	$479.8	9

(a)	Decreases were primarily due to reductions in high-speed Internet and dial-up access attributable to a declining customer base, reflecting the effects of competition.

(b)
Decreases were primarily due to lower high-speed Internet bundle revenue as well as reductions in both Consumer & Small Business voice-only revenues attributable to a decline in customers due to the impacts of competition and reductions in switched access revenues and federal USF surcharges due to the impacts of inter-carrier compensation reform.

(c)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(d)
Decreases were primarily due to reductions in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

See “Segment Operating Results” for a further discussion of changes in Enterprise, Consumer & Small Business, Wholesale, and Consumer CLEC Business revenues.

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

The following table reflects the primary drivers of year-over-year changes in product sales:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increase attributable to acquisitions	$1.2		$1.8
Decreases in Consumer & Small Business product sales (a)	(7.4)		(6.1)
Decreases in Enterprise product sales (b)	(11.1)		(9.6)
Net decreases in product sales	$(17.3)	(19)	$(13.9)	(13)

(a)	Decreases reflect declines in sales of network equipment on a wholesale basis to contractors due to lower demand.

(b)	Decreases were primarily due to lower equipment installations.

Cost of Services

Cost of services expense primarily consists of charges incurred for network operations, interconnection, bad debt and business taxes. Network operations charges include salaries and wages, materials, contractor costs, IT support and costs to purchase certain network facilities. Interconnection consists of charges incurred to access the public switched network and transport traffic to the Internet, including charges paid to other carriers for access points where we do not own the primary network infrastructure. Other expenses consist of third-party costs for ancillary voice and data services, business and financial services, bad debt and business taxes.

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Increases attributable to acquisitions	$182.6	$544.3
Decreases in pension and postretirement expense	(5.7)	(0.4)
Decreases in other operations (a)	(40.1)	(15.1)
Decreases in network operations (b)	(51.5)	(18.3)
Decreases in federal USF expenses (c)	(7.7)	(24.8)
Decreases in interconnection expense (d)	(185.5)	(170.2)
Net changes in cost of services	$(107.9) (4)	$315.5	12

(a)
Decreases reflect reduced labor costs, primarily attributable to workforce reductions completed during each year. The decrease in 2018 was partially offset by incremental network optimization costs of $27.3 million incurred in migrating traffic to existing lower cost circuits and terminating contracts prior to their expiration. The decrease in 2017 was partially offset by incremental expenses of $4.5 million related to Hurricanes Harvey and Irma and $8.3 million of costs incurred related to a carrier access settlement. Also included in other operations in 2017 was a reserve for a penalty attributable to not meeting certain spend commitments under a circuit discount plan of $7.7 million.

(b)
Decreases reflect reduced labor costs, primarily attributable to workforce reductions completed each year, partially offset by higher leased network facilities costs attributable to expansion of our fiber transport network.

(c)	Decreases reflect the overall decline in revenues when excluding the effects of the acquisitions as well as a reduction in the USF contribution factor in each year.

(d)
Decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage, partially offset by an increase in the cost of higher capacity circuits to service existing customers and increase the transport capacity of our network.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of products sold:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases attributable to acquisitions	$—		$2.8
Decreases in Consumer & Small Business product sales	(9.7)		(2.8)
Decreases in product sales to Enterprise and Wholesale customers	(14.7)		(5.0)
Net decreases in cost of products sold	$(24.4)	(26)	$(5.0) (5)

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

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2018	Year Ended December 31, 2017
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount	%
Increases attributable to acquisitions	$66.6	$203.6
Increases due to business transformation expenses (a)	28.8	—
Decreases in share-based compensation	(13.5)	(4.5)
Changes in sales and marketing expenses	0.2	(6.1)
Decreases in other costs	(16.7)	(18.9)
Decreases in salaries and other benefits (b)	(72.5)	(60.7)
Net changes in SG&A	$(7.1) (1)	$113.4	14

(a)	These expenses primarily consist of third-party consulting fees, incremental labor, travel, training and other transition costs related to the outsourcing of certain support functions.

(b)	Decreases were primarily due to reduced labor costs, primarily attributable to workforce reductions completed during each year.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$48.0		$170.1
Increases in depreciation expense (a)	49.1		62.4
Decreases in amortization expense (b)	(40.4)		(26.0)
Net changes in depreciation and amortization expense	$56.7	4	$206.5	16

(a)
The increase in 2018 was primarily due to incremental depreciation associated with additions of property, plant and equipment.The increase in 2017 was primarily due to the implementation of new depreciation rates that shortened the depreciable lives of assets used by certain of our subsidiaries partially offset by the effects of extending the useful lives of certain fiber assets from 20 to 25 years. See Note 2 to the consolidated financial statements for additional information.

(b)
Decreases reflect the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to the mergers with EarthLink and Broadview. We also incurred legal fees in 2018 and 2017 for litigation related to the Uniti spin-off. During the fourth quarter of 2017, we completed a network optimization project begun in late 2015 designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration. During 2016, we renegotiated the terms of the lease resulting in the elimination of any future rental payments due under the original lease agreement. As a result, we recorded a $2.0 million reduction in the liability associated with this lease.

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

During 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 800 positions and incurred restructuring charges of $24.6 million, consisting of severance and employee benefit costs. We also incurred lease termination costs of $20.4 million as a result of vacating certain facilities.

During 2017, we completed a restructuring of our workforce to streamline our operations, which resulted in the elimination of approximately 725 employees. In addition to this initiative, we completed other reductions in our workforce during the first half of 2017 eliminating approximately 375 employees in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology work groups to more efficiently manage our operations. In completing our 2017 workforce reductions, we incurred total severance and other employee benefit costs of $35.0 million. Restructuring charges for 2017 also include lease termination costs associated with vacated facilities and consulting fees.

During 2016, restructuring charges primarily consisted of severance and other employee-related costs totaling $18.7 million related to the completion of several small workforce reductions.

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2018	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$1.1	$3.0	$0.3
Costs related to merger with EarthLink (a)	15.5	104.1	2.7
Costs related to merger with Broadview (b)	4.1	14.3	—
Costs related to acquisitions of MASS and ATC	2.5	—	—
Legal fees related to Uniti spin-off litigation (see Note 17)	7.2	7.5	—
Costs related to sale of data center business	—	—	0.9
Network optimization and contract termination costs	—	8.5	11.9
Consulting and other costs	1.5	—	—
Reversal of lease termination costs	—	—	(2.0)
Total merger, integration and other costs	31.9	137.4	13.8
Restructuring charges	45.0	43.0	20.3
Total merger, integration and other costs and restructuring charges	$76.9	$180.4	$34.1

(a)
In 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $6.9 million and other miscellaneous expenses of $3.7 million. We also incurred contract and lease termination costs of $4.9 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

In 2017, these amounts include investment banking, legal and other consulting services of $24.0 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $39.0 million, share-based compensation expense of $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees, rebranding and marketing of $5.3 million and other miscellaneous expenses of $3.2 million. We also incurred contract and lease termination costs of $22.5 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

(b)
In 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.8 million.We also incurred contract and lease termination costs of $2.3 million as a result of vacating certain facilities related to the acquired operations of Broadview.

In 2017, these amounts include investment banking, legal and other consulting fees of $4.5 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $4.7 million.We also incurred contract and lease termination costs of $3.7 million as a result of vacating certain facilities related to the acquired operations of Broadview.

As of December 31, 2018, we had unpaid merger, integration and other costs and restructuring liabilities totaling $31.9 million, which consisted of $27.9 million associated with the restructuring initiatives and $4.0 million related to merger, integration and other activities, which are included in other current liabilities and other liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 11).

Operating Income (Loss)

Operating income increased $1,887.2 million in 2018 primarily due to the absence of a goodwill impairment charge of $1,840.8 million incurred in 2017. The increase in 2018 also reflected reductions in merger, integration and other costs of $105.5 million and incremental operating income before depreciation and amortization attributable to acquisitions of $79.8 million. The increases were partially offset by higher depreciation and amortization expense of $48.0 million due to the acquisitions and from additions to property, plant and equipment, incremental business transformation expenses of $28.8 million, and $27.3 million of incremental network optimization costs. Operating income for 2018 also reflected decreases in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. The adverse effects from these revenue reductions were partially offset by decreased labor costs attributable to workforce reductions completed during 2017 and 2018 and lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declines in the number of customers served and decreases in long-distance usage.

Operating income decreased $2,108.9 million in 2017 primarily due to a goodwill impairment charge of $1,840.8 million, higher depreciation and amortization expense of $206.5 million, and increases in merger, integration and other costs of $123.6 million primarily attributable to the acquisitions of Broadview and EarthLink. Operating loss for 2017 also included additional restructuring charges of $22.7 million incurred in connection with workforce reductions completed in 2017, incremental expenses related to Hurricanes Harvey and Irma of $4.5 million and a carrier access settlement of $8.3 million. Operating loss for 2017 also reflects reductions in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse affects of intercarrier compensation reform respectively. These increases to expense were partially offset by incremental operating income, excluding depreciation and amortization, of $117.4 million, due to the acquisitions of Broadview and EarthLink.

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt by debt instrument was as follows for the year ended December 31:

(Millions)	2018	2017	2016
Senior secured credit facility	$—	$(4.1)	$(3.1)
Broadview 2017 Notes	—	0.2	—
EarthLink 2019 and 2020 Notes	—	(2.0)	—
2017 Notes	—	—	(78.3)
Partial repurchases of 2021, 2022, 2023 and August 2023 Notes	—	—	63.4
Partial repurchase of 2020 Notes	—	5.0	—
Exchanges of 2020, 2021, 2022, and 2023 Notes	—	(55.5)	—
Exchanges of 2021, 2022, 2023, August 2023 and 2024 Notes	190.3	—	—
Net gain (loss) on early extinguishment of debt	$190.3	$(56.4)	$(18.0)

During the third quarter of 2018, Windstream Services completed the settlement of exchange offers, which expired on July 31, 2018, for (1) its 7.75 percent senior notes due October 15, 2020 (“2020 Notes”) for new 10.500 percent senior second lien notes due June 30, 2024 (the “New 2024 Notes”) and (2) its 7.75 percent senior notes due October 1, 2021 (“2021 Notes”), 7.50 percent senior notes due June 1, 2022 (“2022 Notes”), 7.50 percent senior notes due April 1, 2023 (“2023 Notes”), 6.375 percent senior notes due August 1, 2023 (“August 2023 Notes”) and 8.75 percent senior notes due December 15, 2024 (“2024 Notes”) for new 9.00 percent senior second lien notes due June 30, 2025 (the “New 2025 Notes”) as follows:

•	accepted for exchange $414.9 million aggregate principal amount of 2020 Notes in exchange for $414.9 million aggregate principal amount of New 2024 Notes; and

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

In the fourth quarter of 2017, Windstream Services exchanged a portion of its 2020 Notes, 2021 Notes, 2022 Notes, and April 2023 Notes for new notes with maturities ranging from August 1, 2023 to October 31, 2025. In completing the exchanges, Windstream Services incurred $27.7 million in fees, consisting of $6.0 million in consent fees payable to lenders and $21.7 million in arrangement, legal and other third-party fees and the lenders received a net exchange premium of $95.1 million in the form of additional future principal payments. Based on a lender-by-lender analysis of participating creditors, Windstream Services concluded that a portion of the exchanges should be accounted for as a debt modification, and the remainder as a debt extinguishment. For the portion of the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net loss of $55.5 million, consisting of the write-off of a portion of the net exchange premium and consent fees and unamortized premium and debt issuance costs.

During 2017, pursuant to a debt repurchase program authorized by Windstream Services’ board of directors, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 2020 Notes. In connection with the repurchase, Windstream Services recognized a pre-tax gain of $5.0 million. Windstream Services also repaid Broadview’s long-term debt and refinanced EarthLink’s long-term debt obligations that were assumed in the mergers. In repaying these debt obligations prior to their maturity, Windstream Services recognized a net pre-tax loss of $1.8 million. Windstream Services also repaid term loan Tranche B5 and Tranche B6 of its senior secured credit facility through the issuance of a new term loan under Tranche B7, which effectively extended the maturity of the term loan from 2019 to 2024. In completing this refinancing, Windstream recognized a pre-tax loss of $4.1 million.

During 2016, Windstream Services retired $1,370.9 million of long-term debt using proceeds from the issuance of a new $900.0 million secured term loan and available borrowings under its revolving line of credit. The retirements consisted of 7.875 percent senior unsecured notes due November 1, 2017, (the “2017 Notes”); 2021 Notes, 2022 Notes, 2023 Notes and August 2023 Notes. The retirements were accounted for under the extinguishment method of accounting, and as a result, Windstream Services recognized a net loss from the extinguishment of these debt obligations.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2018	2017	2016
Senior secured credit facility, Tranche B	$112.1	$100.7	$62.5
Senior secured credit facility, revolving line of credit	45.7	29.5	18.8
Senior secured first and second lien notes	110.0	—	—
Senior unsecured notes	154.4	235.5	262.8
Notes issued by subsidiaries	6.8	10.4	6.8
Interest expense - long-term lease obligations:
Telecommunications network assets	467.0	484.9	500.8
Real estate contributed to pension plan	6.2	6.2	5.8
Impacts of interest rate swaps	(3.5)	10.1	11.0
Interest on capital leases and other	6.3	5.1	2.8
Less capitalized interest expense	(3.7)	(7.0)	(10.7)
Total interest expense	$901.3	$875.4	$860.6

Interest expense increased approximately $25.9 million, or 3 percent in 2018, reflecting one-time financing fees of $9.2 million incurred in completing the 2018 consent and exchange transactions that were expensed in accordance with debt modification accounting. In addition, interest expense increased in 2018 due to the adverse effects of exchanging existing unsecured senior notes for the new 2024 and 2025 second lien notes, which were issued at comparatively higher interest rates, as well as higher interest costs due to incremental borrowings under the senior secured credit facility. These increases were partially offset by lower interest expense associated with the long-term lease obligation under the master lease with Uniti of $17.9 million, due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the master lease.

Comparatively, the increase in 2017 was primarily due to incremental borrowings under the revolving line of credit and term loans under Tranche B6 and B7 of the senior secured credit facility, the proceeds of which were primarily used to refinance the long-term debt obligations of Broadview and EarthLink assumed in the mergers and amounts outstanding under Tranche B5.  These increases were partially offset by lower interest on the senior unsecured notes due to the 2016 redemption of the 2017 Notes, as well as partial repurchases of the 2020 Notes, 2021 Notes, 2022 Notes and 2023 Notes completed during 2016 and 2017, pursuant to a debt repurchase program authorized by Windstream Services’ board of directors. Interest expense associated with the long-term lease obligation under the master lease with Uniti also decreased in 2017 due to a larger portion of the monthly lease payment being recorded as a reduction to the long-term lease obligation under the effective interest method.

Income Taxes

We recognized income tax expense of $449.1 million in 2018, as compared to an income tax benefit of $408.1 million in 2017. The income tax expense recorded in 2018 reflected discrete tax expense of $501.4 million related to the increase in our valuation allowance and discrete tax expense of $25.5 million related to the sale of our consumer CLEC business. This expense was offset by tax benefits of $18.7 million related to our debt exchange. Our effective tax rate in 2018 was (164.0) percent, compared to 16.2 percent in 2017 and 26.7 percent in 2016. The effective tax rate in 2018 was impacted by the debt exchange and the discrete items discussed above.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “2017 Tax Act”). December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the 2017 Tax Act currently available which resulted in no material adjustments for the year ended December 31, 2018.

Due to the adverse court ruling and the resulting acceleration of all of our long-term debt obligations and payments due under the master lease agreement with Uniti and subsequent filing of the Chapter 11 Cases, we have concluded that a full valuation allowance is needed in 2018 to offset our deferred tax assets, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets.

SEGMENT OPERATING RESULTS

We disaggregate our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and primarily provide services over network facilities owned by other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. As previously discussed, on December 31, 2018, we sold substantially all of our consumer CLEC operations. Prior to the sale, we operated and reported the following four segments.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation, pension costs, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 18 to the consolidated financial statements for a reconciliation of total segment income to our consolidated net loss.

Consumer & Small Business Segment Results of Operations

Strategy Overview

As of year end 2018, we reached 61 percent of our consumer footprint with 25 megabits per second (Mbps”) speeds, 39 percent with 50 Mbps speeds, and 15 percent with 100 Mbps speeds. Speed expansion is a key part of our consumer strategy for 2019 as well, and we expect to double our 100 Mbps speed availability in the first quarter of 2019. In addition, we offer 1-Gigabit per second (“Gbps”) Internet service in 15 states to deliver faster speeds to more of our customer base. Connect America Fund (“CAF”) funding will also provide support and allow us to expand our broadband capabilities.

These network investments make us more competitive in the marketplace and create a great customer experience, which helps us retain existing customers and grow market share through new customer acquisition. As of December 31, 2018, 41 percent of our consumer broadband customers were on speeds of 25 Mbps or greater. Our small business strategy also centers around investing in our network. During the first quarter of 2019, we will expand the availability of our Kinetic fiber Internet services, which provides speeds up to 1 Gbps, to approximately 100,000 businesses across 16 states.

We expect the fiber investments in our business footprint to drive increased sales and lower churn by creating a premium customer experience and enabling more robust solutions for our Kinetic Business product, such as cloud voice services, next-generation networking and affordable business continuity plans. Our network investments will also power bandwidth-intensive applications such as video conferencing, file-sharing and high-definition (“HD”) content consumption.

The following table reflects the Consumer & Small Business segment results of operations for the years ended December 31:

				2018 to 2017		2017 to 2016
(Millions)	2018	2017	2016	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$1,012.0	$1,045.8	$1,049.0	$(33.8)	(3)	$(3.2)	—
Voice only (b)	120.5	132.4	148.8	(11.9)	(9)	(16.4)	(11)
Video and miscellaneous	44.3	45.0	45.8	(0.7)	(2)	(0.8)	(2)
Total consumer	1,176.8	1,223.2	1,243.6	(46.4)	(4)	(20.4)	(2)
Small business (c)	303.8	325.1	346.4	(21.3)	(7)	(21.3)	(6)
Switched access (d)	28.4	39.5	49.1	(11.1)	(28)	(9.6)	(20)
CAF Phase II funding and frozen federal USF (e)	182.5	188.0	193.8	(5.5)	(3)	(5.8)	(3)
State USF and ARM support (e)	93.3	104.9	121.9	(11.6)	(11)	(17.0)	(14)
End user surcharges (e)	65.7	63.8	68.6	1.9	3	(4.8)	(7)
Total service revenues	1,850.5	1,944.5	2,023.4	(94.0)	(5)	(78.9)	(4)
Product sales (f)	26.5	33.8	39.9	(7.3)	(22)	(6.1)	(15)
Total revenues and sales	1,877.0	1,978.3	2,063.3	(101.3)	(5)	(85.0)	(4)
Costs and expenses (g)	787.4	848.5	870.7	(61.1)	(7)	(22.2)	(3)
Segment income	$1,089.6	$1,129.8	$1,192.6	$(40.2)	(4)	$(62.8)	(5)

(a)
The decrease in 2018 primarily reflected the effects of implementing new lower priced acquisition and customer retention rate plans aimed at improving customer churn. As further discussed below, high-speed Internet customers grew 1 percent in 2018. The decrease in high-speed Internet bundle revenues in 2017 was primarily due to the overall decline in customers served as further discussed below.

(b)	Decreases were primarily attributable to declines in households served as further discussed below.

(c)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

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

(e)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from inter-carrier compensation reform not covered by the access recovery charge (“ARC”). The decreases in state USF and ARM support in both 2018 and 2017 were primarily due to the effects of inter-carrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(f)	Decreases were primarily due to declines in the sales of network equipment on a wholesale basis to contractors due to lower demand.

(g)
Decreases were primarily due to reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households. Decreases also reflect reduced labor costs attributable to workforce reductions completed during 2018 and 2017.

The following table reflects the Consumer & Small Business segment operating metrics as of December 31:

				2018 to 2017		2017 to 2016
(Thousands)	2018	2017	2016	Increase (Decrease)%		Increase (Decrease)%
Consumer Operating Metrics:
Households served (a)	1,247.9	1,268.8	1,354.6	(20.9)	(2)	(85.8)	(6)
High-speed Internet customers (b)	1,021.0	1,006.6	1,051.1	14.4	1	(44.5)	(4)
Digital television customers (c)	238.5	277.9	321.0	(39.4)	(14)	(43.1)	(13)
Small Business customers (d)	118.1	128.1	139.7	(10)	(8)	(11.6)	(8)

(a)	Decreases were primarily attributable to the effects of competition from wireless carriers, cable companies and other providers using emerging technologies.

(b)
The increase in 2018 was primarily due to improved sales and customer retention efforts including increased marketing and advertising and offering low introductory pricing plans to attract new customers. As of December 31, 2018, we provided high-speed Internet service to approximately 90 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. In 2017, the decrease was primarily due to the effects of competition from other service providers and increased penetration in the marketplace, as the number of households without high-speed Internet service continues to shrink.

(c)	Decreases were primarily due to competition from other service providers.

(d)	Decreases were primarily due to competition from cable companies.

We expect the number of consumer households, consumer high-speed Internet customers, digital television subscribers and small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

Enterprise Segment Results of Operations

Strategy Overview

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. Software Defined Wide Area Network (“SD-WAN”) and Unified Communication as a Service (“UCaaS”) represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

The following table reflects the Enterprise segment results of operations for the years ended December 31:

				2018 to 2017		2017 to 2016
(Millions)	2018	2017	2016	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
Voice and long-distance (a)	$949.7	$945.1	$820.4	$4.6	—	$124.7	15
Data and integrated services (b)	1,611.2	1,642.9	1,461.7	(31.7)	(2)	181.2	12
Miscellaneous (c)	194.3	171.5	122.0	22.8	13	49.5	41
End user surcharges	128.5	124.0	116.6	4.5	4	7.4	6
Total service revenues	2,883.7	2,883.5	2,520.7	0.2	—	362.8	14
Product sales (d)	48.2	58.6	67.2	(10.4)	(18)	(8.6)	(13)
Total revenues and sales	2,931.9	2,942.1	2,587.9	(10.2)	—	354.2	14
Costs and expenses (e)	2,303.7	2,364.9	2,075.7	(61.2)	(3)	289.2	14
Segment income	$628.2	$577.2	$512.2	$51.0	9	$65.0	13

(a)
Increases in 2018 and 2017 were primarily attributable to incremental revenues of $95.9 million and $223.3 million, respectively, as a result of the 2018 and 2017 acquisitions offset by declines in traditional voice and long-distance services and in long-distance usage.

(b)
The decrease in 2018 was primarily due to lower sales and higher customer churn partially offset by incremental revenues of $134.1 million. The increase in 2017 was primarily due to incremental revenues of $243.8 million from the 2017 acquisitions offset by the adverse effects of customer churn.

(c)	Increases in 2018 and 2017 were primarily due to incremental revenues of $18.8 million and $90.6 million, respectively, from the 2018 and 2017 acquisitions offset by lower maintenance revenues.

(d)
Decreases were primarily due to our efforts to improve profitability by streamlining our product offerings and shifting our focus from product sales to offering high-value integrated solutions to our customers designed to produce higher margins and recurring revenue streams.

(e)
The decrease in 2018 reflects the incremental operating costs attributable to the 2018 and 2017 acquisitions of $163.4 million which were offset by reduction in interconnect expense from the continuation of network efficiency projects, reduced labor costs due to workforce reductions, lower sales and marketing costs, and overall decreases in the number of customers served. The increase in 2017 was primarily due to incremental interconnection costs associated with the 2017 acquisitions in the amount of $270.5 million.

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations as of December 31:

				2018 to 2017		2017 to 2016
(Millions)	2018	2017	2016	Increase (Decrease)%		Increase (Decrease)%
Revenues:
Core wholesale (a)	$597.4	$618.6	$560.9	$(21.2)	(3)	$57.7	10
Resale (b)	79.5	78.7	74.5	0.8	1	4.2	6
Wireless TDM (c)	9.6	15.7	30.3	(6.1)	(39)	(14.6)	(48)
Switched access (d)	35.9	43.3	55.1	(7.4)	(17)	(11.8)	(21)
Total service revenues	722.4	756.3	720.8	(33.9)	(4)	35.5	5
Product sales	0.7	0.3	—	0.4	*	0.3	*
Total revenues and sales	723.1	756.6	720.8	(33.5)	(4)	35.8	5
Costs and expenses (e)	216.5	226.8	194.5	(10.3)	(5)	32.3	17
Segment income	$506.6	$529.8	$526.3	$(23.2)	(4)	$3.5	1

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The decrease in 2018 was primarily attributable to lower non-recurring revenue, lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks partially offset by incremental revenues of $17.5 million due to the EarthLink and Broadview acquisitions. The increase in 2017 was primarily attributable to incremental revenues of $105.6 million due to the acquisitions.

(b)	Revenues represent voice and data services sold to other communications services providers on a resale basis. Increases are primarily attributable to the EarthLink and Broadview acquisitions.

(c)
Decreases were attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks. We expect these revenues to be adversely impacted as wireless carriers continue to migrate traffic to fiber-based connections.

(d)	Decreases in these revenues were primarily attributable to the effects of inter-carrier compensation reform.

(e)
Decrease in 2018 was primarily related to lower interconnection expense, reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of net work efficiency projects. The increase in 2017 was primarily related to additional interconnection expense of $52.2 million due to the EarthLink and Broadview acquisitions, partially offset by reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Consumer CLEC Segment - Results of Operations

Prior to the sale of substantially all of our Consumer CLEC segment on December 31, 2018, this segment primarily consisted of EarthLink’s consumer Internet business residing outside of our ILEC footprint. These operations also included the remaining portion of our heritage consumer CLEC business not transferred to Uniti as part of the REIT spin-off and revenues generated from our master services agreement with Uniti.

The following table reflects the Consumer CLEC segment results of operations for the years ended December 31:

				2018 to 2017		2017 to 2016
(Millions)	2018	2017	2016	Increase (Decrease)%		Increase (Decrease)%
High-speed Internet	$91.0	$88.8	$0.9	$2.2	2	$87.9	*
Dial-up, email and miscellaneous	88.3	84.2	14.1	4.1	5	70.1	*
End user surcharges	1.3	2.4	—	(1.1)	(46)	2.4	*
Total service revenues (a)	180.6	175.4	15.0	5.2	3	160.4	*
Product sales	0.5	0.5	—	—	—	0.5	*
Total revenues and sales	181.1	175.9	15.0	5.2	3	160.9	*
Costs and expenses (b)	79.0	86.9	13.1	(7.9)	(9)	73.8	*
Segment income	$102.1	$89.0	$1.9	$13.1	15	$87.1	*

(a)	Increases were due to the incremental revenues attributable to the acquisition of EarthLink.

(b)
The decrease in 2018 primarily reflects a decline in interconnect costs due to a decrease in the number of customers served. The increase in 2017 was due to the incremental expenses attributable to the acquisition EarthLink.

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

Federal Regulation and Legislation

USF Reform

In November 2011, the FCC released an order (“the Order”) that established a framework for reform of federal USF. The Order established the CAF, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework for carrier compensation. CAF Phase I provided for continued legacy USF funding frozen at 2011 levels as well as the opportunity for incremental broadband funding to numerous unserved and underserved locations. In accordance with FCC rules, Windstream certified its fulfillment of its obligations for both rounds of CAF Phase I incremental support.

In August 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding. Support was retroactive to the beginning of 2015 and would continue for six additional years. Windstream is obligated to offer broadband service at 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. The FCC announced the winners of its CAF Phase II competitive bidding process in August, 2018. Windstream was not awarded any bids so it will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II award process is complete, which at this time is not known. We cannot reasonably predict what impact the CAF Phase II competitive bidding process will have on our USF support amounts.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2016	2017	2018	2019	2020	2021
CAF Phase II support	$174.9	$175.7	$174.9	$174.9	$174.9	$174.9
Transitional Frozen USF support	14.3	7.7	2.9	—	—	—
New Mexico Frozen USF support	4.6	4.6	4.6	—	—	—
Total	$193.8	$188.0	$182.4	$174.9	$174.9	$174.9

Inter-carrier Compensation

As part of the same Order reforming USF, discussed above, the FCC also reformed inter-carrier compensation by establishing two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the ARC, a fee which may be assessed to some of our retail customers. Second, the ARM is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support decreased incrementally from $36.4 million in 2015 to $7.7 million in 2018, with a portion of the decrease offset by increases in ARC revenues. The FCC is phasing out the ARM annually in one-third increments, beginning in July 2017, and it will be eliminated completely as of July 2019.

The FCC also capped intrastate and interstate originating access rates but otherwise deferred reforms to the originating access regime. In June 2017, the FCC invited interested parties to refresh the record on issues raised by the Order with respect to access charges for 8YY (toll free) calls, which are under the umbrella of originating access. On June 7, 2018, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on reforms to “curb abuses” in the 8YY toll-free access regime. Currently 8YY service providers pay access charges to the carrier whose customer makes an 8YY call and compensate that originating carrier for an 8YY database query necessary to route the call correctly. The FCC proposes to move interstate and intrastate originating 8YY end office, tandem switching and transport access charges to bill-and-keep over a three-year period. The FCC also proposes to address concerns about excessive and irrationally priced rates for database query charges by capping those charges nationwide at the lowest rate currently charged by any price cap local exchange carrier and allowing only one database query charge per 8YY call. The FCC will also consider whether incumbent local exchange carriers should be able to recover their lost access charge revenues from their end users and whether it should provide any additional revenue recovery. We cannot now reasonably predict the timing or level of reductions, if any, the FCC may choose.

Set forth below is a summary of inter-carrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations for the years ended December 31:

(Millions)	2018	2017	2016
Inter-carrier compensation revenue and ARM support	$71.0	$97.0	$127.3
Federal universal service and CAF Phase II support	$182.4	$188.0	$193.8

IntraMTA Switched Access Litigation

Several of our companies are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies (IXCs) alleging that our companies may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. These suits were consolidated in a single federal district court in Texas, including a suit filed in 2016 by fifty-five Windstream subsidiaries in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. The district court dismissed Verizon and Sprint’s federal law claims on November 17, 2015 and in March 2016, the plaintiffs were denied permission to appeal the dismissal. Verizon and Sprint’s state law claims and the defendants’ counterclaims for return of all withholdings (including those involving Windstream) continued in federal district court along with several lawsuits filed against Level 3 (another long-distance company) and became part of the consolidated case (but not involving Windstream). The parties filed summary judgment motions in March 2018, which were granted by the court on May 15, 2018. The interexchange carriers filed an appeal to the 5th Circuit Court of Appeals on June 29, 2018. On February 19, 2019, the parties began the briefing process. The subject matter of the above suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable due to the appeal and FCC action.

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., special access and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. In 2017, we incurred approximately $1.7 billion in interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often utilize connections owned by incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.

In April 2017, the FCC adopted comprehensive reforms to its BDS rules (“BDS Order”). After an appeal by the parties, including Windstream, on August 28, 2018, the United States Court of Appeals for the 8th Circuit upheld the FCC’s rules but, based on a lack of adequate notice, it vacated and remanded the FCC’s finding that transport was sufficiently competitive to deregulate. In response to the 8th Circuit’s remand, on October 2, 2018, the FCC issued a Second Further Notice of Proposed Rulemaking on the topic of transport deregulation and requested that the 8th Circuit issue a Stay of its decision vacating the transport in deference to the FCC issuing new rules regarding same. The 8th Circuit granted a stay of its decision until November 12, 2019, so Windstream expects the FCC to issue new transport rules by that date.

Additionally, on May 4, 2018, the United States Telecommunications Association (“USTA”) filed a Petition for Forbearance Pursuant to 47 U.S.C. Sec. 160(c) to Accelerate Investment in Broadband and Next-Generation Networks with the FCC. Among other requests, USTA, on behalf of certain of its members, sought relief from the requirement to provide unbundled network elements (“UNEs”) and resale discounts to other telecommunications providers. After successful negotiations, on June 21, 2018, Windstream and the members of USTA filed an ex parte request with the FCC, outlining that they had agreed to a transition time frame for access to UNEs until February 4, 2021, during which transition time Windstream will transition customers from UNEs or otherwise negotiate rates to supersede UNE rates. The parties requested that the FCC consider this a modification of USTA’s original forbearance request. The FCC recently granted a 90-day extension for consideration of this petition, which will now be deemed granted in August 2019 if the FCC takes no further action.

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

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. In 2018 and 2017, we recognized $85.6 million and $90.7 million, respectively, in state USF revenue, the majority of which came from the Texas USF. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2018, we received $39.8 million from the large company program and $4.7 million from the small company program based on our demonstration of need in 2016 after 2013 legislation in Texas required same.

We did not seek to preserve $1.7 million in support for Windstream Sugar Land, LLC, because our analysis demonstrated that we would not pass the needs test. Thus, Windstream Sugar Land, LLC, has begun to experience a mandatory 25 percent reduction in support starting January 2018, with additional 25 percent reductions to occur in 2019 and 2020 with support leveling off at 25 percent in 2021.

In Nebraska, our high-cost Nebraska Universal Service Fund (“NUSF”) support for 2018 will be $4.5 million of which 20 percent is allocated to ongoing maintenance and support and 80 percent is allocated to approved capital construction projects. On January 29, 2019, the Public Service Commission confirmed that our support amount and allocations will remain the same for 2019.

In 2017, New Mexico enacted a statute to reform the New Mexico State Rural Universal Service Fund (“SRUSF”). Among other things, the legislation authorizes an annual broadband fund in addition to the access replacement fund from which we will continue to receive support. Beginning in 2018, the amount of support is determined by adjusting the 2014 support amount by a carrier’s change in access line count and imputing the affordability benchmark, which is currently based on the FCC’s residential rate benchmark. We are required to use at least 60 percent of this support to deploy and maintain broadband service in rural areas of the state. In calendar year 2018, we recognized $5.7 million in state USF revenue.

Historically, we have received $3.4 million from the Oklahoma High Cost Fund (“OHCF”) on an annual basis. On February 8, 2018, the Oklahoma Corporation Commission issued an order phasing out the OHCF. Starting February 28, 2019, funding will be cut 25 percent per year, with all funding terminating on February 28, 2022. However, in December 2018, we received notice that our application for replacement funds from the Oklahoma Universal Service Fund (“OUSF”) was approved. Accordingly, we will continue to receive $3.4 million annually from a combination of OHCF and OUSF support through February 28, 2022, and thereafter solely from the OUSF.

In Georgia, we entered into a settlement agreement with other carriers and staff of the Georgia Public Service Commission regarding disbursements from the Georgia Access Transition Fund for 2019 and 2020, the last two years of a ten-year funding mechanism. This settlement is a result of a proposal by some parties to dramatically reduce the funding for 2019 and 2020, which Windstream and other parties opposed. The agreement solidifies that Windstream’s funding will be $12.7 million in 2019 and approximately $11.9 million in 2020. The settlement will result in an approximate $1.4 million reduction in funding for 2019 and 2020 compared to if there were no change in the funding mechanism. The Georgia PSC approved the settlement on March 5, 2019.

Universal service reform is also possible in Pennsylvania. Windstream currently receives $13.3 million from that fund and cannot estimate the financial impact that would result from changes, if any.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Liquidity After Filing the Chapter 11 Cases
The filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under our debt agreements. Due to the Chapter 11 Cases, however, our creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing.  In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course.  During the pendency of the Chapter 11 Cases, our principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and borrowings under our debtor-in-possession facilities discussed below. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

“Debtor-in-Possession” Financing

Pursuant to a commitment letter dated as of February 25, 2019 by and among Windstream Holdings, Windstream Services and Citigroup Global Markets Inc. (together with certain of its affiliates, “Citi”), Citi has committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1 billion, comprising a superpriority term loan facility (the “Term Facility”) in an aggregate principal amount of up to $500 million (the “Term Loan Commitments”) and a superpriority revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “DIP Facilities”) in an aggregate principal amount of up to $500 million, subject to availability as described below.

During the period commencing on the date of the Bankruptcy Court’s entry of an interim order approving the DIP Facilities in form and substance reasonably satisfactory to Citi (the “Interim Order”) and ending on the date the Bankruptcy Court enters a final non-appealable order in form and substance satisfactory to Citi (the “Final Order”), a portion of the Term Loan Commitments will be available to Windstream Services, subject to satisfaction or waiver of certain conditions precedent, in an amount equal to the lesser of $300 million and such other amount as may be approved by order of the Bankruptcy Court. Upon the Bankruptcy Court’s entry of the Final Order, the full remaining amount of the Term Loan Commitments shall be available to Windstream Services, subject to the satisfaction or waiver of certain conditions precedent. Availability under the Revolving Facility will be, at any date after the entry of the Interim Order, an amount equal to $100 million, and after the entry of the Final Order, an amount equal to $500 million.

The proceeds of loans extended under the DIP Facilities will be used for purposes permitted by orders of the Bankruptcy Court, including (i) for working capital and other general corporate purposes (ii) to pay transaction costs, professional fees and other obligations and expenses incurred in connection with the DIP Facilities, the Chapter 11 Cases and the transactions contemplated thereunder, and (iii) to pay adequate protection expenses, if any, to the extent set forth in any order entered by the Bankruptcy Court.  The maturity date of the DIP Facilities will be 24 months after the closing date of the DIP Facilities.  Loans under the Term Facility and the Revolving Facility will bear interest, at the option of Windstream Services, at (1) a margin plus a base rate of the highest of (i) Citibank, N.A.’s base rate, (ii) the three-month certificate of deposit rate plus 1/2 of 1%, (iii) the Federal funds effective rate plus 1/2 of 1%  and (iv) the one-month LIBOR plus 1.00% per annum; or (2) a margin plus LIBOR. From and after the closing date for the DIP Facilities, a non-refundable unused commitment fee will accrue at the rate of 0.50% per annum on the daily average unused portion of the Revolving Facility (whether or not then available).

On February 26, 2019, the Bankruptcy Court approved the DIP Facilities and the DIP Facilities closed on the same day. The foregoing description of the DIP Facilities does not purport to be complete and is qualified in its entirety by reference to the final, executed credit agreement relating to the DIP Facilities, as approved by the Bankruptcy Court.

The following table summarizes our cash flow activities for the years ended December 31:

(Millions)	2018	2017	2016
Cash flows provided from (used in):
Operating activities	$1,013.1	$974.6	$1,007.8
Investing activities	(554.2)	(983.2)	(990.0)
Financing activities	(141.3)	(7.1)	10.0
Increases (decreases) in cash, cash equivalents and restricted cash	$317.6	$(15.7)	$27.8

Our cash, cash equivalents and restricted cash increased by $317.6 million to $361.0 million at December 31, 2018, from $43.4 million at December 31, 2017, as compared to a decrease of $15.7 million during 2017. Cash inflows during 2018 were primarily from operating activities, proceeds from the sale of our Consumer CLEC business and financing of fiber assets in Minnesota and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, payments under our capital and long-term lease obligations, and the acquisitions of MASS and ATC. Cash, cash equivalents and restricted cash at December 31, 2018, includes a short-term investment in an overnight money market fund of $310.0 million comprised of substantially all of the cash proceeds received from the sale of the consumer CLEC operations. On January 3, 2019, the short-term investment was liquidated, and the proceeds were used to reduce borrowings outstanding under Windstream Services’ revolving line of credit.

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities increased by $38.5 million in 2018 and decreased $33.2 million in 2017, as compared to the corresponding prior year period. The increase in 2018 primarily reflected the incremental cash flows generated from our 2018 and 2017 acquisitions, reductions from the prior year in merger, integration and other costs of $105.5 million mainly attributable to the mergers with EarthLink and Broadview and timing differences in the payment of trade accounts payable. These increases were partially offset by cash outlays related to our 2018 workforce reductions, decreases in consumer, small business and enterprise revenues, wholesale services, and switched access revenues due to customer losses from competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively. Higher cash interest payments of $30.8 million attributable to our 2018 and 2017 debt refinancing activities, as well as unfavorable timing differences in the collection of trade receivables also adversely impacted cash from operations in 2018.

The decrease in 2017 was primarily due to the adverse effects on our operating results from increased merger, integration and other costs of $123.6 million, primarily related to the mergers with EarthLink and Broadview, additional restructuring charges of $22.7 million primarily related to workforce reductions, and reductions in consumer and enterprise revenues, wholesale services, and switched access revenues due to customer losses from competition, declining demand for copper-based circuits to towers and the adverse effects of inter-carrier compensation reform, respectively, partially offset by favorable changes in working capital driven by improvement in the collection of trade receivables and timing difference in the payment of trade accounts payable. Additionally, cash flows from operating activities for 2017 include cash contributions to our qualified pension plan totaling $29.0 million to satisfy our 2017 and remaining 2016 funding requirements.

We utilized NOLs and other income tax initiatives to lower our cash income tax obligations for all years presented. As previously discussed, we expect the effects of the overall impact of the 2017 Tax Act will be generally favorable to us over the long-term by allowing us to extend the time frame we have to use our NOLs generated after December 31, 2017, and remain a minimal cash taxpayer for the foreseeable future.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities decreased $429.0 million in 2018 compared to 2017 primarily due to a decrease in our capital spending and proceeds from the sale of the Consumer CLEC business of $320.9 million. Cash used in investing in 2018 also reflected cash paid for the acquisitions of MASS and ATC of $46.9 million, net of cash acquired. Cash used in investing activities decreased $6.8 million in 2017 compared to 2016 primarily due to a reduction in our capital spending, partially offset by the net cash paid for the acquisition of Broadview and a payment of $9.4 million to settle an indemnification claim related to the December 2015 sale of substantially all of our data center business.

Capital expenditures were $820.2 million, $908.6 million and $989.8 million for 2018, 2017 and 2016, respectively. The majority of our capital spend during the past three years has been primarily directed toward consumer broadband upgrades of our network.

Capital expenditures for 2017 and 2016 included $49.9 million and $173.8 million, respectively, related to Project Excel, a capital program that completed in the second quarter of 2017, which upgraded our broadband network and was funded by a portion of the proceeds received from the sale of the data center business. Capital expenditures for 2018 and 2017 also included $37.6 million and $34.5 million, respectively, of incremental spend related to our acquired Broadview and EarthLink operations.

Cash Flows – Financing Activities

Cash provided from financing activities were net outflows of $141.3 million in 2018 and $7.1 million in 2017 and a net inflow of $10.0 million in 2016.

Proceeds from new issuances of long-term debt were $816.0 million in 2018, which consisted solely of additional borrowings under Windstream Services’ revolving line of credit. Comparatively, proceeds from new issuances of long-term debt were $2,614.6 million in 2017, which consisted of new and incremental borrowings totaling $1,022.6 million under Tranches B6 and B7 of Windstream Services’ senior secured credit facility, which were issued at a discount, additional borrowings of $1,196.0 million under the revolving line of credit and $396.0 million from the issuance of the 2025 Notes, which were issued at a discount.

Debt repayments during 2018 totaled $747.2 million and included a one-time mandatory redemption payment of $150.0 million applicable to the 2024 Notes. The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During 2018, Windstream Services also repaid $574.0 million of borrowings under its revolving line of credit. Comparatively, debt repayments during 2017 totaled $2,301.8 million and primarily consisted of cash outlays of $726.7 million to repay amounts outstanding under Tranches B5 and B6 of Windstream Services’ senior secured credit facility, $435.3 million to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink's outstanding 8.875 percent Senior Notes due 2019 and 7.375 percent Senior Secured Notes due 2020 and $160.0 million to repay Broadview’s debt obligations. included cash outlays totaling $1,288.8 million in connection with the repurchase and redemption of the 2017 Notes and open market repurchases of other senior unsecured notes. During 2017 , Windstream Services also repaid $896.0 million of borrowings under its revolving line of credit and repurchased $43.8 million of its 2020 Notes.

During the years ended December 31, 2017 and 2016, dividends paid to shareholders were $64.4 million and $58.6 million respectively. Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017 after reviewing our capital allocation strategy and determining our common stock was undervalued. Concurrently, our board of directors authorized a share repurchase program of up to $90.0 million, effective through March 31, 2019. During 2017, we repurchased 9.1 million of our common shares at a total cost of $19.0 million. Effective February 6, 2018, our Board elected to end the share repurchase program previously authorized.

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

During 2018, we issued and sold approximately 1.9 million of our common shares under the equity distribution agreement and received proceeds of approximately $12.2 million, net of commissions. Windstream utilized the proceeds to fund the cash purchase price to acquire ATC and to fund contributions to the Windstream Pension Plan.

Pension and Employee Savings Plan Contributions

In 2018, we made cash contributions of $11.9 million as well as contributed 0.8 million shares of our common stock with a value of $5.8 million to the qualified pension plan to satisfy our remaining 2017 and 2018 funding requirements. We also made cash contributions of $0.8 million in 2018 to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

Under a shelf registration statement on Form S-3 (the “Registration Statement”) we filed on March 2, 2017, we established an at-the-market common stock offering program (the “ATM Program”) to sell shares of our common stock. During 2017, we issued and sold 1.3 million shares of common stock under the ATM Program and received proceeds of approximately $9.6 million, net of commissions. The ATM Program expired, pursuant to its terms, on February 1, 2018, and on February 20, 2018, Windstream filed a post-effective amendment to the Registration Statement removing from registration all registered but unissued shares under the Registration Statement. During 2017, we made contributions of $29.0 million in cash to the qualified pension plan to satisfy our 2017 and remaining 2016 funding requirements, using proceeds from the ATM Program and available cash on hand. In 2017, we also made cash contributions totaling $1.1 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements and $0.8 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. On January 15, 2019, we made our required quarterly employer contribution of $3.0 million in cash to the qualified pension plan. We intend to fund the remaining 2019 contributions using cash. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2018, we contributed 3.6 million shares of our common stock with a value of $28.3 million to the plan for the 2017 annual matching contribution. During 2017, we contributed 0.6 million shares of our common stock with a value of $22.7 million and $0.6 million in cash to the plan for the 2016 annual matching contribution. We expect to make the 2018 annual matching contribution of approximately $26.0 million to the plan in March 2019 using cash.

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

Debt

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt. As of December 31, 2018, we had $5,728.1 million in long-term debt outstanding, which has been classified as current in the accompanying consolidated balance sheet (see Note 5).

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its long-term debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2018, Windstream Services was in compliance with all debt covenants and restrictions.

As further discussed in Note 5, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (the “2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti Group, Inc. in April 2015 constituted a “sale and leaseback transaction” (as defined in the 2013 Indenture) which did not comply with the Sale and Leaseback covenant under the 2013 Indenture. The Original Notice further alleged that Windstream Services violated the restricted payment covenant under the 2013 Indenture by not delivering an officers’ certificate as required by the 2013 Indenture and that it made a restricted payment in reliance on the restricted payment builder basket during the pendency of an alleged default which is prohibited by the 2013 Indenture.

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

Additionally, during the fourth quarter of 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, April 2023 Notes and the existing 6.375 percent 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing the Windstream Services Notes to give effect to such waivers and amendments. Windstream Services received such consents from the holders representing a majority of the outstanding aggregate principal amount of the Windstream Services Notes. Windstream Services, the trustee under the indentures governing the Windstream Services Notes, and the other parties to such indentures executed supplemental indentures giving effect to the waivers and amendments pursuant to the consent solicitation. The waivers and amendments are now effective and operative and, as such, binding on all holders of the Windstream Services Notes. Consent delivered pursuant to the consent solicitations may not be revoked.

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

The New 2024 Notes and New 2025 Notes are guaranteed by each of Windstream Services’ domestic subsidiaries that guarantees debt under the Windstream Services’ senior credit facilities or that guarantee certain other debt in the future. The New 2024 Notes and New 2025 Notes and the guarantees thereof are secured by second-priority liens, subject to permitted liens, on Windstream Services’ and on the guarantors’ assets that secure the obligations under Windstream Services’ senior credit facilities and its existing first lien notes, except for certain stock of foreign subsidiaries and certain excluded assets.

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

The Findings and filing of the Chapter 11 Cases constitute events of default under certain of Windstream Services’ and its subsidiaries’ debt instruments (the “Debt Instruments”). Any efforts to enforce payment obligations under the Debt Instruments and other obligations of the Debtors are automatically stayed as a result of the filing of the Chapter 11 Cases and holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Credit Ratings

As of March 14, 2019, Moody’s Investors Service and Fitch Ratings had granted the following rating on our DIP facility:

Description	Moody’s	Fitch
DIP facility (a)	Baa3	BBB-

(a)	Represents senior secured, super-priority debtor-in-possession credit facilities consisting of a term loan and revolving credit facility.

As a result of the filing of the Chapter 11 Cases, there can be no assurance that the rating agencies will continue to issue ratings or that our ratings will not be further downgraded.

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2018. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected in our Chapter 11 Cases. Therefore, obligations as currently quantified in the table below and in the footnotes to the table are subject to change.

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt (a)	$5,814.3	$—	$—	$—	$5,814.3
Long-term lease obligations (b)	4,540.1	1.3	2.4	17.4	4,561.2
Interest payments on leaseback of real estate contributed to pension plan	6.2	12.3	12.0	37.6	68.1
Capital leases (c)	54.5	34.4	8.5	5.1	102.5
Operating leases (d)	159.0	196.1	117.5	182.6	655.2
Purchase obligations (e)	521.5	260.8	18.7	0.9	801.9
Other long-term liabilities and commitments (f) (g)(h)	27.9	44.4	19.0	425.7	517.0
Total contractual obligations and commitments	$11,123.5	$549.3	$178.1	$669.3	$12,520.2

(a)
Excludes $28.6 million of unamortized premiums (net of discounts) and $57.6 million of unamortized debt issuance costs included in long-term debt at December 31, 2018. Prior to reclassifying all long-term debt as current, interest payments would have been as set forth below. During the Chapter 11 Cases, interest obligations will not be paid on certain of our debt agreements.:

(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Interest payments on long-term debt obligations	$406.9	$676.9	$538.3	$278.5	$1,900.6

For purposes of the interest payments included in the table above, variable rates on Tranche B6 and B7 of the senior secured credit facility were calculated in relation to one-month London Interbank Offered Rate (“LIBOR”) which was 2.46 percent at December 31, 2018.

(b)
Represents undiscounted future minimum lease payments related to the master lease agreement with Uniti and the leaseback of real estate contributed to the Windstream Pension Plan, which exclude the residual value of the obligations at the end of the initial lease terms. Prior to reclassifying the Uniti long-term lease obligation as current, interest payments would have been as set forth below.

(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Interest payments on Uniti long-term lease obligations	$446.8	$823.4	$709.6	$1,131.3	$3,111.1

(c)	Capital leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)	Operating leases include non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment.

(e)
Purchase obligations include open purchase orders not yet receipted and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing.

(f)	Other long-term liabilities and commitments primarily consist of pension and other postretirement benefit obligations, asset retirement obligations and long-term deferred revenue.

(g)
Excludes $3.3 million of reserves for uncertain tax positions, including interest and penalties, that were included in other liabilities at December 31, 2018 for which we are unable to make a reasonably reliable estimate as to when cash settlements with taxing authorities will occur. Also excludes $46.2 million in long-term capital lease obligations, which are included in capital leases above.

(h)
Includes $6.8 million and $17.3 million in current portion of interest rate swaps and pension and postretirement benefit obligations, respectively that were included in other current liabilities at December 31, 2018. The current portion of pension and postretirement benefit obligations includes $16.0 million for expected pension contributions in 2019 of which $3.0 million were made in January 2019. Due to uncertainties inherent in the pension funding calculation, the amount and timing of any remaining contributions are unknown and therefore have been reflected as due in more than 5 years.

See Notes 2, 5 and 17 for additional information regarding certain of the obligations and commitments listed above.

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

As of December 31, 2018, Windstream Services has entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps mature on October 17, 2021. The hedging relationships are expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. For additional information regarding our interest rate swap agreements, see Note 6 to the consolidated financial statements.

As of December 31, 2018 and 2017, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $1,390.9 million and $1,166.8 million, or approximately 24.0 percent and 19.8 percent of Windstream Services’ total outstanding long-term debt excluding unamortized debt issuance costs, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $13.9 million and $11.7 million for the years ended December 31, 2018 and 2017, respectively. Actual results may differ from this estimate.

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

Following is a reconciliation of non-GAAP financial measures to the most closely related financial measure reported under GAAP referenced in this filing:

(Millions)	2018		2017	%
Operating income (loss)	$296.6		$(1,590.6)
Depreciation and amortization	1,526.7		1,470.0
Goodwill impairment	—	—	1,840.8
OIBDA	$1,823.3		$1,720.2	6

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

The accompanying consolidated financial statements have been prepared assuming that Windstream will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to successfully implement our plan of reorganization, among other factors. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. Our financial condition, the defaults under our debt agreements and master lease agreement with Uniti, and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. During 2016, with the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in increases to depreciation expense of $35.3 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively, which increased our reported net loss $22.2 million or $.66 per share in 2017 and $5.4 million or $.29 per share in 2016.

Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $78.9 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $90.5 million per year.

At December 31, 2018, our unamortized finite-lived intangible assets totaled $1,213.1 million and primarily consisted of franchise rights of $870.5 million and customer lists of $308.1 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 5.5 to 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2018 by approximately $6.9 million. We are in the process of assessing the impact to subsequent periods, if any, that the Chapter 11 Cases may have on the valuation of our long-lived assets.

Goodwill

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually using a consistent measurement date, which is November 1st for us, or sooner when circumstances indicate an impairment may exist. We performed a quantitative goodwill impairment test as of our annual measurement date of November 1, 2018. As of that date, we had four reporting units consisting of Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC, which is consistent with how we defined our four reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate.

We estimated the fair value of our Consumer & Small Business, Enterprise and Wholesale reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. For the Consumer CLEC reporting unit, we estimated fair value based on the actual cash proceeds received from the subsequent sale of these operations due to the close proximity of the sale date of December 31, 2018 to our assessment date of November 1, 2018. Based on the results of our quantitative analysis, we determined that no goodwill impairment existed as of November 1, 2018.

Fair value determinations of our reporting units require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows due to decreases in sales and/or increases in costs that could significantly impact our immediate and long-range results, and an inability to successfully achieve our cost savings targets, (ii) higher than expected customer churn as the result of competition or customer concerns related to our bankruptcy filing, (iii) volatility in the equity and debt markets or other macroeconomic factors which could result in a higher weighted-average cost of capital, (iv) sensitivity to market multiples; and (v) adverse changes as a result of regulatory or legislative actions.

For 2018, the discount rates used in developing our fair value estimates were 9.25 percent for our Consumer & Small Business and 9.75 percent for both our Enterprise and Wholesale reporting units, compared to 8.25 percent used for all three reporting units in our 2017 goodwill impairment testing. The discount rates for our reporting units were based on the weighted average cost of capital, adjusted for the current perceived risks impacting each reporting unit. The terminal period growth rate for each reporting unit was based on the expected debt-free cash flow growth rate in the final year of the discrete five-year projection period adjusted as needed to reflect sustainable margins consistent with an assumed constant growth rate. For 2018, the terminal period growth rate used for the Consumer & Small Business decreased by 0.5 percent while the terminal period growth rate for the Enterprise reporting unit decreased by 1.0 percent from the prior year. The terminal period growth rate for Wholesale was unchanged from 2017 and remained at (1.0) percent.

The fair values of Enterprise, Wholesale and Consumer & Small Business reporting units exceeded their carrying values by approximately 14 percent, 15 percent and less than 1 percent, respectively. Accordingly, if our current cash flow assumptions are not realized, it is possible that an additional impairment charge may be recorded in the future. Assuming all other assumptions and inputs used in the discounted cash flow analysis are held constant, a 50 basis point increase in the discount rate assumption would result in decreases in fair value of approximately $180.0 million, $90.0 million and $200.0 million in the Enterprise, Wholesale and Consumer & Small Business reporting units, respectively. Comparatively, a 50 basis point decrease in the terminal period growth rate assumption would result in decreases in fair value of approximately $120.0 million, $60.0 million and $130.0 million in the Enterprise, Wholesale and Consumer & Small Business reporting units, respectively.

As further discussed in Note 2 to the consolidated financial statements, upon adoption of the new leasing standard on January 1, 2019, we expect to record a cumulative effect adjustment of approximately $2.8 billion decreasing our accumulated deficit due to reassessing our financing arrangement with Uniti. The spin-off and leaseback transaction with Uniti had been accounted for as a failed spin-leaseback financing arrangement for financial reporting purposes due to prohibited continuing involvement. Under the new leasing standard, the previous forms of prohibited continuing involvement no longer preclude spin-leaseback accounting. As a result, we will de-recognize the remaining net book value of network assets transferred to Uniti of approximately $1.3 billion, recognize a right-of-use asset of approximately $3.8 billion equaling the adjusted Uniti lease liability and record a deferred tax liability of approximately $0.5 billion in accordance with the standard’s transition guidance, as this arrangement will now be accounted for as an operating lease. Due to recording the $2.8 billion cumulative effect adjustment to equity and the resulting increase in the carrying value of our Enterprise, Wholesale and Consumer & Small Business reporting units, we expect to record a pre-tax goodwill impairment charge of approximately $1.8 billion to $1.9 billion in the first quarter of 2019 resulting from the adoption of the new leasing standard. Of the total impairment charge, we expect to record an impairment of all remaining goodwill in our Consumer & Small Business reporting unit of $903.4 million, an impairment of goodwill in our Enterprise reporting unit of approximately $600.0 million and an impairment of goodwill in our Wholesale reporting unit of approximately $300.0 million, representing the excess of the carrying value from each reporting unit’s fair value. No other long-lived assets are expected to be impaired as a result of adopting the new leasing standard. We are in the process of assessing the impact to subsequent periods that the Chapter 11 Cases may have on the valuation of our goodwill.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2019, which is estimated to be approximately $3.6 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 4.34 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 31.0 percent to equities, 49.0 percent to fixed income assets and 20.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $3.5 million in 2019, the effects of which would result in the recognition of pension income of $0.1 million in 2019.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 4.34 percent at December 31, 2018. Lowering the discount rate by 25 basis points (from 4.34 percent to 4.09 percent) would result in a decrease in our projected pension income of approximately $25.1 million in 2019, the effects of which would result in the recognition of pension expense of $21.5 million in 2019.

See Notes 2 and 9 to the consolidated financial statements for additional information on our pension plans.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 16 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax reserves for uncertain tax positions. We maintain income tax reserves for potential assessments from the IRS or other state taxing authorities. The reserves are determined in accordance with authoritative guidance and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the income tax reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets, due to the acceleration of all long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and Windstream’s assessment that it was more likely than not that our deferred tax assets would not be realized. See Notes 5, 16 and 17 to the consolidated financial statements for additional information regarding the acceleration of long-term debt obligations, the court ruling and the related effects on income taxes.

Allowance for Doubtful Accounts

In evaluating the collectability of our trade receivables, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Based on these assumptions, we record an allowance for doubtful accounts to reduce the related receivables to the amount that we ultimately expect to collect from customers. If circumstances related to specific customers change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our trade receivables could be further reduced from the levels provided for in the consolidated financial statements. A 10 percent change in the amounts estimated to be uncollectible would result in a change in the provision for doubtful accounts of approximately $2.5 million for the year ended December 31, 2018.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 2 to the consolidated financial statements.

•	Leases

•	Financial Instruments - Credit Losses

•	Implementation Costs in Cloud Computing Arrangements

•	Derivatives and Hedging - Change in Benchmark Interest Rate

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

This report contains various forward-looking statements which represent our expectations or beliefs concerning future events, including, without limitation, our future performance, our ability to comply with the covenant in the agreements governing our indebtedness and the availability of capital and terms thereof. Statements expressing expectations and projections with respect to future matters are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution that these forward-looking statements involve a number of risks and uncertainties and are subject to many variables which could impact our future performance. These statements are made on the basis of management’s views, estimates, projections, beliefs and assumptions, as of the time the statements are made, regarding future events and results. There can be no assurance, however, that management’s expectations will necessarily come to pass. Actual future events and our results may differ materially from those expressed in these forward-looking statements as a result of a number of important factors.

A wide range of factors could cause actual results to differ materially from those contemplated in our forward-looking statements, including, but not limited to:

•	risks and uncertainties relating to the Chapter 11 Cases;

•	our ability to pursue our business strategies during the pendency of the Chapter 11 Cases;

•	our ability to generate sufficient cash to fund our operations during the pendency of the Chapter 11 Cases;

•	our ability to propose and implement a business plan;

•	the diversion of management's attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	our ability to continue as a going concern;

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	the conditions to which our debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;

•	our ability to obtain confirmation of a Chapter 11 plan of reorganization

•	the impact of a protracted restructuring on our business;

•	the impact of any challenge by creditors or other parties to previously completed transactions;

•	risks associated with third-party motions in the Chapter 11 Cases;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations and increased legal and other professional costs necessary to execute our reorganization;

•	trading price and volatility of our common stock;

•	our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms;

•	the cost savings and expected synergies from the mergers with EarthLink and Broadview may not be fully realized or may take longer to realize than expected;

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

•
the impact of the FCC’s comprehensive business data services reforms that were confirmed by an appellate court, which may result in greater capital investments and customer and revenue churn because of possible price increases by our ILEC suppliers for certain services we use to serve customer locations where we do not have facilities;

•	the impact of new, emerging or competing technologies and our ability to utilize these technologies to provide services to our customers;

•	unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements, or otherwise;

•
for certain operations where we utilize facilities owned by other carriers, adverse effects on the availability, quality of service, price of facilities and services provided by other carriers on which our services depend;

•
our election to accept statewide offers under the FCC’s Connect America Fund, Phase II, and the impact of such election on our future receipt of federal universal service funds and capital expenditures, and any return of support received pursuant to the program or future versions of the program implemented by the FCC;

•
our ability to make rent payments under the master lease to Uniti, which may be affected by results of operations, changes in our cash requirements, cash tax payment obligations, or overall financial position;

•	adverse changes in economic conditions in the markets served by us;

•	the extent, timing and overall effects of competition in the communications business;

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

•
the risks associated with noncompliance by us with regulations or statutes applicable to government programs under which we receive material amounts of end-user revenue and government subsidies, or noncompliance by us, our partners, or our subcontractors with any terms of our government contracts;

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	loss of consumer households served;

•	the impact of equipment failure, natural disasters or terrorist acts;

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

•
other risks and uncertainties referenced from time to time in this Annual Report on Form 10-K, including those additional factors under “Risk Factors” in Item 1A, and in other filings of ours with the SEC at www.sec.gov or not currently known to us or that we do not currently deem to be material.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2018	2017	2016	2015	2014
Revenues and sales	$5,713.1	$5,852.9	$5,387.0	$5,765.3	$5,829.5
Operating income (loss)	296.6	(1,590.6)	561.0	481.6	611.3
Other (expense) income, net	(4.9)	(2.3)	(24.0)	85.3	(104.1)
Gain on disposal of businesses	145.4	—	—	326.1	—
Net gain (loss) on early extinguishment of debt	190.3	(56.4)	(18.0)	(36.4)	—
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	(181.9)	—	—
Interest expense	(901.3)	(875.4)	(860.6)	(813.2)	(571.8)
(Loss) income before income taxes	(273.9)	(2,524.7)	(523.5)	43.4	(64.6)
Income tax expense (benefit)	449.1	(408.1)	(140.0)	16.0	(25.1)
Net (loss) income	$(723.0)	$(2,116.6)	$(383.5)	$27.4	$(39.5)
Basic and diluted (loss) earnings per share:
Net (loss) income	($17.72)	($62.66)	($20.53)	$1.21	($2.24)
Dividends declared per common share	$—	$1.50	$3.00	$11.55	$30.00
Balance sheet data
Total assets	$10,257.9	$11,084.3	$11,770.0	$12,518.1	$12,520.3
Total long-term debt and capital and other lease obligations (excluding premium and discount)	$10,551.5	$10,906.2	$9,976.7	$10,443.0	$8,762.3
Total (deficit) equity	$(1,919.3)	$(1,298.9)	$170.0	$306.4	$224.8

Notes to Selected Financial Information:

•
As discussed in Note 2 to the consolidated financial statements, Windstream changed the presentation of certain components of its periodic pension and postretirement benefit cost in 2018 due to the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs. As required, prior period information has been reclassified to conform to this change in presentation.

•
The selected consolidated financial data of Windstream Services are identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. The amount of pre-tax expenses directly incurred by Windstream Holdings totaled approximately $1.8 million, $2.0 million, $1.7 million, $2.0 million and $2.3 million in 2018, 2017, 2016, 2015, and 2014 respectively. Earnings and dividends per common share information for Windstream Services has not been presented because that entity has not issued publicly held common stock as defined in U.S. GAAP.

•
Actuarial gains and losses for pension benefits are recognized in operating results in the year in which the gains and losses occur. This methodology can create volatility in earnings based on market fluctuations which impacts pension expense for the year. Pension expense was $(1.0) million, $10.1 million, $59.1 million, $1.2 million and $128.3 million in 2018, 2017, 2016, 2015, and 2014, respectively. Other (expense) income, net for all periods also includes the non-operating components of pension and other postretirement benefit income (expense), which totaled $3.8 million, $(2.9) million, $(45.6) million, $27.8 million and $(104.2) million in 2018, 2017, 2016, 2015 and 2014, respectively.

•
Explanations for significant events affecting our historical operating trends, including the effects of acquisitions and dispositions, during the years 2016 through 2018 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition. As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets due to the acceleration of all long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and Windstream’s assessment that it was more likely than not that our deferred tax assets would not be realized. See Notes 5, 16 and 17 to the consolidated financial statements for additional information regarding the acceleration of long-term debt obligations, the court ruling, filing of the Chapter 11 Cases, and the related effects on income taxes. We also recorded a goodwill impairment charge of $1,840.8 million in 2017. See Note 4 for further discussion.

•
In 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, to Uniti Group, Inc. (“Uniti”), a publicly traded real estate investment trust. Following the spin-off, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. Due to various forms of continuing involvement, we accounted for the transaction as a failed spin-leaseback for financial reporting purposes. At inception of the master lease, we recorded a long-term lease obligation of approximately $5.1 billion. As annual lease payments are made, a portion of the payment decreases the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method. Interest expense related to the long-term lease obligation was $467.0 million, $484.9 million, $500.8 million and $351.6 million in 2018, 2017, 2016 and 2015, respectively.

•
In 2015, we completed the sale of a substantial portion of our data center business for $574.2 million in cash and recorded a pre-tax gain of $326.1 million. The sale of the data center business did not qualify for reporting as a discontinued operation.

•	Other (expense) income, net includes dividend income received on our investment in Uniti common stock of $17.6 million in 2016 and $48.2 million in 2015.

•
Operating income for 2015 decreased due to the overall decline in revenues primarily attributable to customer losses and the effects of intercarrier compensation reform and additional merger and integration costs of $54.6 million primarily attributable to the spin-off transaction with Uniti and the sale of the data center operations.

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

WINDSTREAM HOLDINGS, INC.		WINDSTREAM SERVICES, LLC

Name:	Anthony W. Thomas	Name:	Robert E. Gunderman
Title:	President and Chief Executive Officer	Title:	Chief Financial Officer and Treasurer

Dated March 15, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Windstream Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has defaulted on its debt and master lease agreements and filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 25, 2019, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for certain cash payments and cash receipts in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2019

We have served as the Company’s auditor since 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Windstream Services, LLC

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Windstream Services, LLC and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), member equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule II - valuation and qualifying accounts listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has defaulted on its debt and master lease agreements and filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 25, 2019, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for certain cash payments and cash receipts in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's report on internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2019

We have served as the Company’s auditor since 2006.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions, except per share amounts)	2018	2017	2016
Revenues and sales:
Service revenues	$5,637.2	$5,759.7	$5,279.9
Product sales	75.9	93.2	107.1
Total revenues and sales	5,713.1	5,852.9	5,387.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,854.8	2,962.7	2,647.2
Cost of products sold	69.1	93.5	98.5
Selling, general and administrative	889.0	896.1	782.7
Depreciation and amortization	1,526.7	1,470.0	1,263.5
Goodwill impairment	—	1,840.8	—
Merger, integration and other costs	31.9	137.4	13.8
Restructuring charges	45.0	43.0	20.3
Total costs and expenses	5,416.5	7,443.5	4,826.0
Operating income (loss)	296.6	(1,590.6)	561.0
Other expense, net	(4.9)	(2.3)	(24.0)
Gain on sale of Consumer CLEC business	145.4	—	—
Net gain (loss) on early extinguishment of debt	190.3	(56.4)	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	(181.9)
Interest expense	(901.3)	(875.4)	(860.6)
Loss before income taxes	(273.9)	(2,524.7)	(523.5)
Income tax expense (benefit)	449.1	(408.1)	(140.0)
Net loss	$(723.0)	$(2,116.6)	$(383.5)
Basic and diluted loss per share:
Net loss	($17.72)	($62.66)	($20.53)
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2018	2017	2016
Net loss	$(723.0)	$(2,116.6)	$(383.5)
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gain arising during the period	—	—	156.1
Gain on disposal recognized in the period	—	—	(51.5)
Other-than-temporary impairment loss recognized in the period	—	—	181.9
Change in available-for-sale securities	—	—	286.5
Interest rate swaps:
Unrealized gains on designated interest rate swaps	3.7	11.4	8.0
Amortization of net unrealized losses on de-designated interest rate swaps	3.0	5.3	4.8
Income tax expense	(1.6)	(6.4)	(5.0)
Change in interest rate swaps	5.1	10.3	7.8
Postretirement and pension plans:
Prior service credit arising during the period	2.7	9.1	—
Change in net actuarial gain (loss) for employee benefit plans	7.2	(1.3)	(0.2)
Plan curtailments and settlements	—	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	0.1	0.2
Amortization of prior service credits	(5.1)	(0.7)	(1.1)
Income tax (expense) benefit	(1.3)	(2.0)	2.6
Change in postretirement and pension plans	3.7	5.2	(4.0)
Other comprehensive income	8.8	15.5	290.3
Comprehensive loss	$(714.2)	$(2,101.1)	$(93.2)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions, except par value)	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$355.7	$43.4
Restricted cash	5.3	—
Accounts receivable (less allowance for doubtful
accounts of $24.8 and $29.7, respectively)	653.1	643.0
Inventories	82.4	93.0
Prepaid expenses and other	159.7	154.3
Total current assets	1,256.2	933.7
Goodwill	2,773.7	2,842.4
Other intangibles, net	1,213.1	1,454.4
Net property, plant and equipment	4,920.9	5,391.8
Deferred income taxes	—	370.8
Other assets	94.0	91.2
Total Assets	$10,257.9	$11,084.3
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$5,728.1	$169.3
Current portion of long-term lease obligations	4,570.3	188.6
Accounts payable	503.6	494.0
Advance payments and customer deposits	180.6	207.3
Accrued taxes	87.4	89.5
Accrued interest	43.5	52.6
Other current liabilities	344.2	342.1
Total current liabilities	11,457.7	1,543.4
Long-term debt	—	5,674.6
Long-term lease obligations	72.8	4,643.3
Deferred income taxes	104.3	—
Other liabilities	542.4	521.9
Total liabilities	12,177.2	12,383.2
Commitments and Contingencies (See Note 17)
Shareholders’ Deficit:
Common stock, $0.0001 par value, 75.0 shares authorized,
42.9 and 36.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,250.4	1,191.9
Accumulated other comprehensive income	35.6	21.4
Accumulated deficit	(3,205.3)	(2,512.2)
Total shareholders’ deficit	(1,919.3)	(1,298.9)
Total Liabilities and Shareholders’ Deficit	$10,257.9	$11,084.3

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2018	2017	2016
Cash Provided from Operating Activities:
Net loss	$(723.0)	$(2,116.6)	$(383.5)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,526.7	1,470.0	1,263.5
Goodwill impairment	—	1,840.8	—
Provision for doubtful accounts	37.7	45.8	43.8
Share-based compensation expense	11.3	55.4	41.6
Deferred income taxes	441.2	(412.7)	(138.3)
Gain on sale of Consumer CLEC business	(145.4)	—	—
Net (gain) loss on early extinguishment of debt	(190.3)	56.4	18.0
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	181.9
Other, net	29.0	38.7	54.4
Changes in operating assets and liabilities, net
Accounts receivable	(47.0)	17.7	(15.1)
Prepaid income taxes	3.6	0.8	(4.4)
Prepaid expenses and other	43.2	1.3	30.4
Accounts payable	5.2	43.3	(47.2)
Accrued interest	(8.6)	(16.3)	(20.1)
Accrued taxes	(9.4)	(0.2)	(6.1)
Other current liabilities	35.1	4.8	21.2
Other liabilities	(2.2)	(25.7)	(42.4)
Other, net	6.0	(28.9)	10.1
Net cash provided from operating activities	1,013.1	974.6	1,007.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(820.2)	(908.6)	(989.8)
Proceeds from the sale of property	—	—	6.3
Acquisition of Broadview, net of cash acquired	—	(63.3)	—
Cash acquired from EarthLink	—	5.0	—
Acquisition of MASS and ATC, net of cash acquired	(46.9)	—	—
Proceeds from sale of Consumer CLEC business	320.9	—	—
Other, net	(8.0)	(16.3)	(6.5)
Net cash used in investing activities	(554.2)	(983.2)	(990.0)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	(64.4)	(58.6)
Proceeds from issuance of stock	12.2	9.6	—
Repayments of debt and swaps	(747.2)	(2,301.8)	(3,347.1)
Proceeds of debt issuance	816.0	2,614.6	3,674.5
Debt issuance costs	(23.5)	(27.1)	(12.4)
Proceeds from fiber transaction	45.8	—	—
Stock repurchases	—	(19.0)	(28.9)
Payments under long-term lease obligations	(188.8)	(168.7)	(152.8)
Payments under capital lease obligations	(53.6)	(39.0)	(57.7)
Other, net	(2.2)	(11.3)	(7.0)
Net cash (used in) provided from financing activities	(141.3)	(7.1)	10.0
Increase (decrease) in cash, cash equivalents and restricted cash	317.6	(15.7)	27.8
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	43.4	59.1	31.3
End of period	$361.0	$43.4	$59.1
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$886.1	$855.3	$867.1
Income taxes (refunded) paid, net	$(15.1)	$1.7	$6.2

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	$602.9	$(284.4)	$(12.1)	$306.4
Net loss	—	—	(383.5)	(383.5)
Other comprehensive income, net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(4.0)	—	(4.0)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.9	—	2.9
Changes in designated interest rate swaps	—	4.9	—	4.9
Comprehensive income (loss)	—	290.3	(383.5)	(93.2)
Share-based compensation	21.8	—	—	21.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 9)	24.0	—	—	24.0
Stock repurchases	(28.9)	—	—	(28.9)
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Dividends of $3.00 per share declared to stockholders	(58.2)	—	—	(58.2)
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0
Net loss	—	—	(2,116.6)	(2,116.6)
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	5.2	—	5.2
Amortization of unrealized losses on de-designated interest rate swaps	—	3.3	—	3.3
Changes in designated interest rate swaps	—	7.0	—	7.0
Comprehensive income (loss)	—	15.5	(2,116.6)	(2,101.1)
Share-based compensation	35.8	—	—	35.8
Stock issued for pension contribution	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 9)	22.7	—	—	22.7
Stock issued in merger with EarthLink	642.6	—	—	642.6
Stock repurchases	(19.0)	—	—	(19.0)
Taxes withheld on vested restricted stock and other	(10.7)	—	—	(10.7)
Dividends of $1.50 per share declared to stockholders	(48.8)	—	—	(48.8)
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09 (See Note 2)	—	—	35.3	35.3
Adoption of ASU 2017-12 (See Note 2)	—	1.7	(1.7)	—
Adoption of ASU 2018-02 (See Note 2)	—	3.7	(3.7)	—
Net loss	—	—	(723.0)	(723.0)
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	3.7	—	3.7
Amortization of unrealized losses on de-designated interest rate swaps	—	2.3	—	2.3
Changes in designated interest rate swaps	—	2.8	—	2.8
Comprehensive income (loss)	—	8.8	(723.0)	(714.2)
Share-based compensation	13.3	—	—	13.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan (See Note 9)	28.3	—	—	28.3
Stock issued under equity distribution agreement	12.2	—	—	12.2
Taxes withheld on vested restricted stock and other	(1.1)	—	—	(1.1)
Balance at December 31, 2018	$1,250.4	$35.6	$(3,205.3)	$(1,919.3)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions)	2018	2017	2016
Revenues and sales:
Service revenues	$5,637.2	$5,759.7	$5,279.9
Product sales	75.9	93.2	107.1
Total revenues and sales	5,713.1	5,852.9	5,387.0
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,854.8	2,962.7	2,647.2
Cost of products sold	69.1	93.5	98.5
Selling, general and administrative	887.2	894.1	781.0
Depreciation and amortization	1,526.7	1,470.0	1,263.5
Goodwill impairment	—	1,840.8	—
Merger, integration and other costs	31.9	137.4	13.8
Restructuring charges	45.0	43.0	20.3
Total costs and expenses	5,414.7	7,441.5	4,824.3
Operating income (loss)	298.4	(1,588.6)	562.7
Other expense, net	(4.9)	(2.3)	(24.0)
Gain on sale of Consumer CLEC business	145.4	—	—
Net gain (loss) on early extinguishment of debt	190.3	(56.4)	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	(181.9)
Interest expense	(901.3)	(875.4)	(860.6)
Loss before income taxes	(272.1)	(2,522.7)	(521.8)
Income tax expense (benefit)	449.5	(407.3)	(139.3)
Net loss	$(721.6)	$(2,115.4)	$(382.5)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2018	2017	2016
Net loss	$(721.6)	$(2,115.4)	$(382.5)
Other comprehensive income:
Available-for-sale securities:
Unrealized holding gain arising during the period	—	—	156.1
Gain on disposal recognized in the period	—	—	(51.5)
Other-than-temporary impairment loss recognized in the period	—	—	181.9
Change in available-for-sale securities	—	—	286.5
Interest rate swaps:
Unrealized gains on designated interest rate swaps	3.7	11.4	8.0
Amortization of net unrealized losses on de-designated interest rate swaps	3.0	5.3	4.8
Income tax expense	(1.6)	(6.4)	(5.0)
Change in interest rate swaps	5.1	10.3	7.8
Postretirement and pension plans:
Prior service credit arising during the period	2.7	9.1	—
Change in net actuarial gain (loss) for employee benefit plans	7.2	(1.3)	(0.2)
Plan curtailments and settlements	—	—	(5.5)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.2	0.1	0.2
Amortization of prior service credits	(5.1)	(0.7)	(1.1)
Income tax (expense) benefit	(1.3)	(2.0)	2.6
Change in postretirement and pension plans	3.7	5.2	(4.0)
Other comprehensive income	8.8	15.5	290.3
Comprehensive loss	$(712.8)	$(2,099.9)	$(92.2)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions)	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$355.7	$43.4
Restricted cash	5.3	—
Accounts receivable (less allowance for doubtful
accounts of $24.8 and $29.7, respectively)	653.1	643.0
Inventories	82.4	93.0
Prepaid expenses and other	159.7	154.3
Total current assets	1,256.2	933.7
Goodwill	2,773.7	2,842.4
Other intangibles, net	1,213.1	1,454.4
Net property, plant and equipment	4,920.9	5,391.8
Deferred income taxes	—	370.8
Other assets	94.0	91.2
Total Assets	$10,257.9	$11,084.3
Liabilities and Member Deficit
Current Liabilities:
Current portion of long-term debt	$5,728.1	$169.3
Current portion of long-term lease obligations	4,570.3	188.6
Accounts payable	503.6	494.0
Advance payments and customer deposits	180.6	207.3
Accrued taxes	87.4	89.5
Accrued interest	43.5	52.6
Other current liabilities	344.2	342.1
Total current liabilities	11,457.7	1,543.4
Long-term debt	—	5,674.6
Long-term lease obligations	72.8	4,643.3
Deferred income taxes	104.3	—
Other liabilities	542.4	521.9
Total liabilities	12,177.2	12,383.2
Commitments and Contingencies (See Note 17)
Member Deficit:
Additional paid-in capital	1,244.2	1,187.1
Accumulated other comprehensive income	35.6	21.4
Accumulated deficit	(3,199.1)	(2,507.4)
Total member deficit	(1,919.3)	(1,298.9)
Total Liabilities and Member Deficit	$10,257.9	$11,084.3

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2018	2017	2016
Cash Provided from Operating Activities:
Net loss	$(721.6)	$(2,115.4)	$(382.5)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,526.7	1,470.0	1,263.5
Goodwill impairment	—	1,840.8	—
Provision for doubtful accounts	37.7	45.8	43.8
Share-based compensation expense	11.3	55.4	41.6
Deferred income taxes	441.2	(412.7)	(138.3)
Gain on sale of Consumer CLEC business	(145.4)	—	—
Net (gain) loss on early extinguishment of debt	(190.3)	56.4	18.0
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	181.9
Other, net	29.0	38.7	54.4
Changes in operating assets and liabilities, net
Accounts receivable	(47.0)	17.7	(15.1)
Prepaid income taxes	3.6	0.8	(4.4)
Prepaid expenses and other	43.2	1.3	30.4
Accounts payable	5.2	43.3	(47.2)
Accrued interest	(8.6)	(16.3)	(20.1)
Accrued taxes	(9.4)	(0.2)	(6.1)
Other current liabilities	35.3	3.9	21.2
Other liabilities	(2.2)	(25.7)	(42.4)
Other, net	6.0	(28.9)	10.1
Net cash provided from operating activities	1,014.7	974.9	1,008.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(820.2)	(908.6)	(989.8)
Proceeds from the sale of property	—	—	6.3
Acquisition of Broadview, net of cash acquired	—	(63.3)	—
Cash acquired from EarthLink	—	5.0	—
Acquisition of MASS and ATC, net of cash acquired	(46.9)	—	—
Proceeds from sale of Consumer CLEC business	320.9	—	—
Other, net	(8.0)	(16.3)	(6.5)
Net cash used in investing activities	(554.2)	(983.2)	(990.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.6)	(83.7)	(88.5)
Contribution from Windstream Holdings, Inc.	12.2	9.6	—
Repayments of debt and swaps	(747.2)	(2,301.8)	(3,347.1)
Proceeds of debt issuance	816.0	2,614.6	3,674.5
Debt issuance costs	(23.5)	(27.1)	(12.4)
Proceeds from fiber transaction	45.8	—	—
Payments under long-term lease obligations	(188.8)	(168.7)	(152.8)
Payments under capital lease obligations	(53.6)	(39.0)	(57.7)
Other, net	(2.2)	(11.3)	(7.0)
Net cash (used in) provided from financing activities	(142.9)	(7.4)	9.0
Increase (decrease) in cash, cash equivalents and restricted cash	317.6	(15.7)	27.8
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	43.4	59.1	31.3
End of period	$361.0	$43.4	$59.1
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$886.1	$855.3	$867.1
Income taxes (refunded) paid, net	$(15.1)	$1.7	$6.2

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
CONSOLIDATED STATEMENTS OF MEMBER EQUITY (DEFICIT)

(Millions)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2015	$600.3	$(284.4)	$(9.5)	$306.4
Net loss	—	—	(382.5)	(382.5)
Other comprehensive income, net of tax:
Change in available-for-sale securities	—	286.5	—	286.5
Change in postretirement and pension plans	—	(4.0)	—	(4.0)
Amortization of unrealized losses on de-designated interest rate swaps	—	2.9	—	2.9
Changes in designated interest rate swaps	—	4.9	—	4.9
Comprehensive income (loss)	—	290.3	(382.5)	(92.2)
Share-based compensation	21.8	—	—	21.8
Stock options exercised	0.5	—	—	0.5
Stock issued for management incentive compensation plans	5.6	—	—	5.6
Stock issued to employee savings plan (See Note 9)	24.0	—	—	24.0
Taxes withheld on vested restricted stock and other	(8.0)	—	—	(8.0)
Distributions payable to Windstream Holdings, Inc.	(88.1)	—	—	(88.1)
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0
Net loss	—	—	(2,115.4)	(2,115.4)
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	5.2	—	5.2
Amortization of unrealized losses on de-designated interest rate swaps	—	3.3	—	3.3
Changes in designated interest rate swaps	—	7.0	—	7.0
Comprehensive income (loss)	—	15.5	(2,115.4)	(2,099.9)
Share-based compensation	35.8	—	—	35.8
Stock issued for pension contribution	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 9)	22.7	—	—	22.7
Stock issued in merger with EarthLink	642.6	—	—	642.6
Taxes withheld on vested restricted stock and other	(10.7)	—	—	(10.7)
Distributions payable to Windstream Holdings, Inc.	(69.0)	—	—	(69.0)
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09 (See Note 2)	—	—	35.3	35.3
Adoption of ASU 2017-12 (See Note 2)	—	1.7	(1.7)	—
Adoption of ASU 2018-02 (See Note 2)	—	3.7	(3.7)	—
Net loss	—	—	(721.6)	(721.6)
Other comprehensive income, net of tax:
Change in postretirement and pension plans	—	3.7	—	3.7
Amortization of unrealized losses on de-designated interest rate swaps	—	2.3	—	2.3
Changes in designated interest rate swaps	—	2.8	—	2.8
Comprehensive income (loss)	—	8.8	(721.6)	(712.8)
Share-based compensation	13.3	—	—	13.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan (See Note 9)	28.3	—	—	28.3
Stock issued under equity distribution agreement	12.2	—	—	12.2
Taxes withheld on vested restricted stock and other	(1.1)	—	—	(1.1)
Distributions payable to Windstream Holdings, Inc.	(1.4)	—	—	(1.4)
Balance at December 31, 2018	$1,244.2	$35.6	$(3,199.1)	$(1,919.3)

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

Organizational Structure – Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company incorporated in the state of Delaware on May 23, 2013, and the parent of Windstream Services, LLC (“Windstream Services”), a Delaware limited liability company organized on March 1, 2004. Following its delisting on March 6, 2019, Windstream Holdings common stock no longer trades on the Nasdaq Global Select Market (“NASDAQ”) but trades on the Over-the-Counter (“OTC”) Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ”. Windstream Holdings owns a 100 percent interest in Windstream Services. Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result, also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

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

Recent Developments – As further discussed in Note 17, on September 22, 2017, Windstream Services received a purported notice of default under the indenture governing its 6.375 percent senior notes due August 2023 (the “August 2023 Notes”) from a purported holder of the senior notes, which alleged that Windstream Services had breached certain covenants under the indenture, primarily that the 2015 spin-off constituted a sale and leaseback transaction (as defined in the indenture). On October 12, 2017, the trustee under the indenture filed suit in the United States District Court for the Southern District of New York (the “District Court”) seeking a declaration that defaults had occurred under the indenture. On November 6, 2017, Windstream Services received consents from holders representing a majority of the outstanding aggregate principal amount of the August 2023 Notes to certain waivers and amendments to the indenture relating to the defaults alleged in the notice of default in connection with certain exchange and consent transactions completed in 2017. On December 7, 2017, the purported holder issued a notice of acceleration claiming that the principal amount, along with accrued interest, was due and payable immediately.

Trial in the litigation occurred July 23-25, 2018 and the District Court heard final arguments on July 31, 2018.

On February 15, 2019, Judge Jesse Furman of the District Court issued certain findings of fact and conclusions of law (the “Findings”) regarding the 2015 spin-off and 2017 exchange and consent transactions and found that the trustee under the indenture and/or the noteholder are entitled to a judgment in the litigation.

The Findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and under the master lease with Uniti Group, Inc. (“Uniti”). In addition, the acceleration of the August 2023 Notes resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all of Windstream Services’ long-term debt and obligations under the master lease agreement with Uniti have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background and Basis for Presentation, Continued:

On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We intend to use the court-supervised process to address obligations that have been accelerated as a result of the recent decision by Judge Furman in the District Court against Windstream.

The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements were stayed as of the Petition Date, and continue to be stayed.

The Chapter 11 Cases are being jointly administered under the caption In re Windstream Holdings, Inc., et al., No 19-22312 (RDD). We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: obtain debtor-in-possession financing described below, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services.

Going Concern – The accompanying consolidated financial statements have been prepared assuming that Windstream will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon our ability to successfully implement our plan of reorganization, among other factors. As a result of the adverse court ruling and the filing of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated financial statements. Our financial condition, the defaults under our debt agreements and master lease agreement with Uniti, and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

Restricted Cash - Deposits held as security for indebtedness under our corporate purchase card program and not available for use have been presented as restricted cash in the accompanying consolidated financial statements.

Accounts Receivable – Accounts receivable consist principally of trade receivables from customers and are generally unsecured and due within 30 days. Expected credit losses related to trade accounts receivable are recorded as an allowance for doubtful accounts in the consolidated balance sheets. In establishing the allowance for doubtful accounts, we consider a number of factors, including historical collection experience, aging of the accounts receivable balances, current economic conditions and a specific customer’s ability to meet its financial obligations. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $40.0 million and $23.8 million at December 31, 2018 and 2017, respectively.

Inventories – Inventories consist of finished goods and are stated at the lower of cost or net realizable value. Cost is determined using either an average original cost or specific identification method of valuation.

Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist of prepaid services, rent, insurance, taxes, maintenance contracts, refundable deposits, interest rate swaps, and the current portion of contract assets and deferred contract costs recorded in accounting for revenue from contracts with customers. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying agreements.

Goodwill and Other Intangible Assets – Goodwill represents the excess of cost over the fair value of net identifiable tangible and intangible assets acquired through various business combinations. The cost of acquired entities at the date of the acquisition is allocated to identifiable assets, and the excess of the total purchase price over the amounts assigned to identifiable assets has been recorded as goodwill. In accordance with authoritative guidance, goodwill is to be assigned to a company’s reporting units and tested for impairment at least annually or sooner when circumstances indicate an impairment may exist, using a consistent measurement date, which for us is November 1st of each year. Goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit for which discrete financial information is available and our executive management team regularly reviews the operating results of that component. Additionally, components of an operating segment can be combined as a single reporting unit if the components have similar economic characteristics. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, then an impairment loss is recognized equal to the amount by which the carrying value exceeds the reporting unit’s fair value; however, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Prior to performing the quantitative evaluation, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value. Under the qualitative assessment, if an entity determines that it is more likely than not that a reporting unit’s fair value exceeds its carrying value, then the entity is not required to complete the quantitative goodwill impairment evaluation.

Other intangible assets arising from business combinations such as franchise rights, customer lists, trade names and internally developed technology and software are initially recorded at estimated fair value. We amortize customer lists using the sum-of-the-years-digits method over the estimated lives of the customer relationships. All other intangible assets are amortized using a straight-line method over the estimated useful lives. See Note 4 for additional information regarding goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related contract and internal labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Capitalized internal labor costs include non-cash share-based compensation and the matching contribution to the employee savings plan for those employees directly involved with construction activities. Depreciation expense amounted to $1,300.9 million, $1,229.0 million, and $1,078.3 million in 2018, 2017 and 2016, respectively.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2018	2017
Land		$53.0	$65.4
Building and improvements	3-40 years	660.7	420.3
Central office equipment	3-40 years	7,074.3	7,170.5
Outside communications plant	7-47 years	8,287.6	7,882.5
Furniture, vehicles and other equipment	1-23 years	1,940.8	2,308.7
Construction in progress		403.6	440.8
		18,420.0	18,288.2
Less accumulated depreciation		(13,499.1)	(12,896.4)
Net property, plant and equipment		$4,920.9	$5,391.8

Of the total net property, plant and equipment at December 31, 2018 and 2017 listed above, approximately $1.9 billion and $2.0 billion, respectively, has been legally transferred to Uniti Group, Inc. (“Uniti”) as a result of the spin-off and leaseback by Windstream Holdings. Under the master lease agreement with Uniti, any capital improvements, including upgrades or replacements to the leased network assets, funded by us become the property of Uniti at the time such improvements are placed in service. As further discussed in Note 5, we accounted for the spin-off transaction as a failed spin-leaseback for financial reporting purposes and, as a result the net book value of the assets initially transferred to Uniti and any subsequent capital improvements made by us continue to be reported in our consolidated balance sheet as property, plant and equipment and are depreciated over the shorter of the estimated useful life of the asset or the initial lease term of 15 years.

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

In accordance with the terms of certain broadband stimulus grants we received from the Rural Utilities Service (“RUS”) to fund 75 percent of the costs related to specified construction projects, the RUS retained a security interest in the assets funded by these grants for the duration of their economic life, which varies by grant for periods up to 23 years. In the event of default of terms of the agreement, the RUS could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to consummating the proposed transaction, for which pre-approval will not be reasonably withheld. At December 31, 2018, the net book value of assets funded by broadband stimulus grants was $84.5 million.

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $3.7 million, $7.0 million and $10.7 million in 2018, 2017 and 2016, respectively.

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $53.3 million and $53.0 million as of December 31, 2018 and 2017, respectively, and are included in other liabilities in the accompanying consolidated balance sheets.

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

Derivative Instruments – Windstream Services enters into interest rate swap agreements to mitigate the interest rate risk inherent in its variable rate senior secured credit facility. Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, and qualifies as, a hedge. Changes in fair value of cash flow hedges are recorded as a component of other comprehensive (loss) income in the current period. See Note 6 for additional information regarding our hedging activities and derivative instruments.

Revenue Recognition – Revenue is primarily derived from providing access to or usage of our networks and facilities in accordance with our customer contracts.

A contract’s transaction price, considering discounts given for bundled purchases and promotional credits, is allocated to each distinct performance obligation, a promise in a contract to transfer a distinct good or service to the customer, and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have multiple performance obligations. While many contracts include one or more performance obligations, the revenue recognition pattern is generally not impacted by the allocation since the performance obligations are generally satisfied over the same period of time. When the method and timing of transfer and performance risk are the same, services are deemed to be highly interdependent. Highly interdependent, indistinct, services are combined into a single performance obligation. Although each month of services promised is a separate performance obligation, we consider the series of monthly service performance obligations promised over the course of the contract a single performance obligation for purposes of the allocation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

As a practical expedient, we group similar contracts or performance obligations together into portfolios of contracts or performance obligations when the result does not differ materially from considering each contract or performance obligation separately. We apply the portfolio approach for the following: service activations, installation services, certain promotional credits, commissions and other costs to fulfill a contract. Portfolios are recognized over the estimated life of the customer. Determining the estimated life of the customer requires management judgment.

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

See Note 8 for additional information regarding contract balances, remaining performance obligations, revenue by category and deferred contract costs.

Connect America Fund Support – In conjunction with reforming USF, the Federal Communications Commission (“FCC”) established the Connect America Fund (“CAF”) which provides incremental broadband funding to a number of unserved and underserved locations. In 2015, Windstream accepted support offers under CAF Phase II for 17 of 18 states in which we are the incumbent provider, totaling approximately $175.0 million in annual funding which will continue through 2021. Windstream is obligated to offer broadband service at speeds of 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states.

Intercarrier Billing Disputes - We routinely dispute network access charges that are billed to us by other companies for access to their networks. We have accrued amounts that we believe are adequate related to ongoing billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. Due to the length of time historically required to resolve these disputes, these matters may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While we believe the reserves recorded for billing disputes are adequate as of December 31, 2018, it is possible that we could record future adjustments to these reserves and such adjustments could be significant. There were no material adjustments to our billing dispute reserves during the years ended December 31, 2018, 2017 and 2016.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $40.6 million, $47.8 million and $44.0 million in 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we measure compensation expense for all stock option and restricted stock awards at fair value on the date of the grant and recognize compensation expense over the requisite service period for awards expected to vest. We estimate the fair value of stock options using the Black-Scholes valuation model and determine the fair value of restricted stock awards based on the grant date quoted market price of Windstream Holdings’ common stock. Fair value of stock options and time-based restricted stock awards is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over the period that each award vests. For accounting purposes, performance-based awards are valued at fair value on the date on which the performance targets are set. Share-based compensation expense for performance-based awards is recognized when it is probable and estimable that the performance metrics will be achieved. Share-based compensation expense is included in cost of services and selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 10 for additional information regarding stock option, restricted stock and restricted unit activity.

Pension Benefits – We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, as a component of net periodic benefit (income) expense in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of net periodic benefit (income) expense, primarily benefits earned, interest cost and expected return on plan assets, are recognized ratably on a quarterly basis. See Note 9 for additional information regarding actuarial assumptions, net periodic benefit (income) expense, projected benefit obligation, plans assets, future contributions and payments.

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

See Note 17 for our minimum rental commitments for non-cancellable operating leases and related rental expense.

Asset Disposal – In December 2018, we entered into an agreement to sell certain fiber assets in Minnesota to Avrig Enterprises Inc. for cash proceeds of $45.8 million and concurrently entered into a 20-year IRU agreement to continue to use a portion of the sold fiber assets at no cost. We accounted for the transaction as a financing due to our continuing involvement in the fiber assets.

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

Windstream Holdings and its domestic subsidiaries, including Windstream Services, file a consolidated federal income tax return. As such, Windstream Services and its subsidiaries are not separate taxable entities for federal and certain state income tax purposes. In instances when Windstream Services does not file a separate return, income taxes as presented within the accompanying consolidated financial statements attribute current and deferred income taxes of Windstream Holdings to Windstream Services and its subsidiaries in a manner that is systematic, rational and consistent with the asset and liability method. Income tax provisions presented for Windstream Services and its subsidiaries are prepared under the “separate return method.” The separate return method represents a hypothetical computation assuming that the reported revenue and expenses of Windstream Services and its subsidiaries were incurred by separate taxable entities. See Note 16 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Loss Per Share – We compute basic (loss) earnings per share by dividing net (loss) income applicable to common shares by the weighted average number of common shares outstanding during each period. Our non-vested restricted shares containing a non-forfeitable right to receive dividends on a one-to-one per share ratio to common shares are considered participating securities, and the impact is included in the computation of (loss) earnings per share pursuant to the two-class method. Calculations of (loss) earnings per share under the two-class method exclude from the numerator any dividends paid or owed on participating securities and any undistributed earnings considered to be attributable to participating securities. The related participating securities are similarly excluded from the denominator. Commencing in the third quarter of 2017, we eliminated our quarterly common stock dividend.

Diluted (loss) earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, including restricted stock units, stock options and warrants, were exercised or converted into common stock. The dilutive effect of outstanding restricted stock units, stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise plus the amount of compensation cost attributed to future services.

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

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2018	2017	2016
Basic and diluted loss per share:
Numerator:
Net loss	$(723.0)	$(2,116.6)	$(383.5)
Income allocable to participating securities	—	(1.3)	(2.5)
Net loss attributable to common shares	$(723.0)	$(2,117.9)	$(386.0)
Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	40.8	34.5	19.8
Weighted average participating securities	—	(0.7)	(1.0)
Weighted average basic and diluted shares outstanding	40.8	33.8	18.8
Basic and diluted loss per share:
Net loss	($17.72)	($62.66)	($20.53)

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses for the years ended December 31, 2018, 2017, and 2016. We had 0.4 million restricted stock units and 1.0 million stock options outstanding as of December 31, 2018, compared to 0.8 million restricted stock units and less than 0.1 million stock options outstanding at December 31, 2017. We had 0.3 million restricted stock units and 0.1 million stock options outstanding as of December 31, 2016.

Change in Accounting Estimate – The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. We periodically obtain updated depreciation studies to evaluate whether certain useful lives remain appropriate in accordance with authoritative guidance. With the assistance of a third-party valuation advisor, we completed analyses of the depreciable lives of assets held for use of certain subsidiaries during 2016. Based on the results of the analyses, we implemented new depreciation rates in the fourth quarter of 2016, the effects of which resulted in an increase to depreciation expense. Additionally, in the fourth quarter of 2016, we reassessed the estimated useful lives of certain fiber assets, extending the useful life of such assets from 20 to 25 years. The net impact of these changes resulted in increases to depreciation expense of $35.3 million and $8.8 million for the years ended December 31, 2017 and 2016, respectively, which increased our reported net loss by $22.2 million and $5.4 million or $.66 and $.29 per share for the years ended December 31, 2017 and 2016, respectively.

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

The following table presents the cumulative effect of the changes made to our consolidated balance sheet at December 31, 2017:

(Millions)	December 31, 2017	ASU 2014-09 Adjustments	January 1, 2018
Assets
Accounts receivable	$643.0	$—	$643.0
Prepaid expenses and other	$154.3	$26.0	$180.3
Other assets	$91.2	$20.9	$112.1
Deferred income taxes	$370.8	$(12.0)	$358.8
Liabilities
Advance payments and customer deposits	$207.3	$(0.5)	$206.8
Other current liabilities	$342.1	$(0.3)	$341.8
Other liabilities	$521.9	$0.4	$522.3
Accumulated deficit	$(2,512.2)	$35.3	$(2,476.9)

The impact of adoption of ASU 2014-09 on our 2018 consolidated statements of operations and consolidated balance sheet are as follows:

	Year Ended December 31, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Revenue and sales
Service revenues	$5,635.5	$1.7	$5,637.2
Product sales	$75.9	$—	$75.9
Costs and expenses
Cost of services	$2,853.7	$1.1	$2,854.8
Selling, general and administrative	$891.3	$(2.3)	$889.0
Gain on sale of Consumer CLEC business	$146.4	$(1.0)	$145.4
Income tax benefit	$448.6	$0.5	$449.1
Net loss	$(724.4)	$1.4	$(723.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

	December 31, 2018
(Millions)	Under ASC 605	Effect of Adoption of ASU 2014-09	As reported
Assets
Accounts receivable	$653.1	$—	$653.1
Prepaid expenses and other	$129.9	$29.8	$159.7
Other assets	$76.2	$17.8	$94.0
Liabilities
Advance payments and customer deposits	$181.6	$(1.0)	$180.6
Other current liabilities	$344.2	$—	$344.2
Deferred income taxes	$91.9	$12.4	$104.3
Other liabilities	$542.9	$(0.5)	$542.4
Accumulated deficit	$(3,242.0)	$36.7	$(3,205.3)

The new revenue recognition standard also requires additional disclosures related to performance obligations; contract asset and liability balances; deferred commissions and costs to fulfill; disaggregation of revenue and use of practical expedients in applying the new guidance. See Note 8 for additional disclosures.

Statement of Cash Flows – In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This standard provides guidance on how certain cash receipts and cash payments should be presented and classified in the statement of cash flows, including among others, debt prepayment and extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investees. The standard also clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use of the underlying cash flows. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this standard effective January 1, 2018. The effect of the retrospective adoption of this standard was to change previously reported amounts within the accompanying consolidated statement of cash flows for the years ended December 31, 2017 and 2016 due to reclassifying $23.9 million and $83.4 million, respectively, of debt prepayment penalties and fees paid to lenders in conjunction with the early termination of long-term debt obligations from operating activities to financing activities. Other than this change in classification of debt prepayment penalties and fees, adoption of this standard did not have an impact on our consolidated statement of cash flows.

The following table presents the effect of the changes made to our consolidated statement of cash flows for the year ended December 31, 2017:

(Millions)	As Previously Reported	Reclassification Adjustments	As Revised
Cash Flows from Operating Activities:
Adjustments to reconcile net loss to net cash provided from operations:
Noncash portion of net loss on early extinguishment of debt	$36.0	$(36.0)	$—
Net loss on early extinguishment of debt	$—	$56.4	$56.4
Changes in operating assets and liabilities, net:
Other, net	$(32.5)	$3.6	$(28.9)
Net cash provided from operating activities	$950.7	$23.9	$974.6
Cash Flows from Financing Activities:
Repayments of debt and swaps	$(2,277.9)	$(23.9)	$(2,301.8)
Net cash provided from (used in) financing activities	$16.8	$(23.9)	$(7.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

The following table presents the effect of the changes made to our consolidated statement of cash flows for the year ended December 31, 2016:

(Millions)	As Previously Reported	Reclassification Adjustments	As Revised
Cash Flows from Operating Activities:
Adjustments to reconcile net loss to net cash provided from operations:
Noncash portion of net loss on early extinguishment of debt	$(51.9)	$51.9	$—
Net loss on early extinguishment of debt	$—	$18.0	$18.0
Changes in operating assets and liabilities, net:
Other, net	$(3.4)	$13.5	$10.1
Net cash provided from operating activities	$924.4	$83.4	$1,007.8
Cash Flows from Financing Activities:
Repayments of debt and swaps	$(3,263.7)	$(83.4)	$(3,347.1)
Net cash provided from financing activities	$93.4	$(83.4)	$10.0

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

Presentation of Defined Benefit Retirement Costs – In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). This standard changes the income statement presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, actuarial gains and losses, curtailments and settlements). The operating expense component will be reported in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period while the non-operating components will be reported in other income and expense. In addition, only the service cost component will be eligible for capitalization as part of an asset such as inventory or property, plant and equipment. Retrospective application of the change in income statement presentation is required, while the change in capitalized benefit cost is to be applied prospectively. The ASU is effective for fiscal years beginning after December 15, 2017. We adopted this standard effective January 1, 2018. The effect of the retrospective adoption of this standard was to change previously reported amounts within the accompanying consolidated statement of operations for the years ended December 31, 2017 and 2016, respectively, for operating income and other expense, net, resulting in increases in operating (loss) income from $(1,593.5) million to $(1,590.6) million and from $515.4 million to $561.0 million, respectively, with corresponding increases to other (expense) income, net from $0.6 million to $(2.3) million and $21.6 million to $(24.0) million, respectively. There was no change to our reported net loss for the years ended December 31, 2017 and 2016. The impact of only capitalizing service cost on a prospective basis was immaterial to our consolidated financial statements as of and for the years ended December 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Hedging Activities – In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). This standard modifies hedge accounting to allow more hedging strategies to qualify for hedge accounting, amends presentation and disclosure requirements, and changes how entities assess effectiveness of their hedging transactions. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. As permitted, we early adopted this standard effective January 1, 2018. Upon adoption, we recognized a cumulative effect adjustment of $1.7 million, net of tax, to the opening balance of our accumulated deficit with an offsetting increase to accumulated other comprehensive income. Comparative prior-period information has not been restated. See Note 6 for additional information regarding our hedging activities and derivative instruments.

Reclassification of Certain Deferred Tax Effects – In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allows an entity to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act. The stranded tax effects result from the change in the federal tax rate for deferred taxes recorded in accumulated other comprehensive income. This standard is effective as of January 1, 2019; however, early adoption is permitted. We elected to early adopt ASU 2018-02 effective October 1, 2018. Upon adoption, we recorded a reclassification adjustment resulting in a charge to our accumulated deficit of $3.7 million, consisting of stranded tax effects related to deferred taxes for our interest rate swaps and pension and postretirement benefit plans, with an offsetting increase to accumulated other comprehensive income.

Fair Value Measurement Disclosures - In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies the disclosure requirements for fair value measurements by removing the requirements to disclose: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) timing of recognizing transfers between levels within the fair value hierarchy; and (iii) valuation processes used for Level 3 fair value measurements. Additionally, the standard now requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity is permitted to early adopt all of the disclosure changes or early adopt only the removed disclosure requirements and delay adoption of the additional disclosures until the effective date of this amendment. As permitted, we early adopted the provisions of ASU 2018-13 that removed certain fair value disclosure requirements and we will adopt the standard’s additional disclosure requirements effective January 1, 2020.  Upon adoption, the additional disclosure requirements will not have a material effect on our consolidated financial statements.

Pension and Other Postretirement Plan Disclosures - In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing the requirements to disclose: (i) amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; (ii) amount and timing of plan assets expected to be returned to the employer; and (iii) effects of a one-percentage point change in assumed health care cost trend rates. Additionally, the standard now requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. As permitted, we early adopted the provisions of ASU 2018-14 and have modified our pension and other postretirement plan disclosures (see Note 9) to comply with the standard’s modified disclosure requirements. Except for changes to certain disclosures related to our pension and postretirement plans, this standard did not have a material impact on our consolidated financial statements upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Recently Issued Authoritative Guidance

Leases - In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require that virtually all lease arrangements that do not meet the criteria of a short-term lease be presented on the lessee’s balance sheet by recording a right-of-use asset and a lease liability equal to the present value of the related future minimum lease payments. The income statement impacts of the leases will depend on the nature of the leasing arrangement and will be similar to existing accounting for operating and capital leases. The new standard does not substantially change the accounting for lessors. However, some changes to the lessor accounting guidance were made to align with lessee accounting changes under Topic 842 and certain key aspects of Topic 606, Revenue from Contracts with Customers. The new standard will also require additional disclosures regarding an entity’s leasing arrangements and will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). This amendment provides an optional transition method that permits an entity to initially apply the new guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and not recast comparative periods. If elected, prior period financial statements and disclosures will continue to be presented in accordance with ASC 840. Prior to the issuance of ASU 2018-11, lessees and lessors would have been required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. In addition, ASU 2018-11 also includes a practical expedient for lessors to not separate the lease and nonlease components of a contract. The effective date for this amendment is the same as ASU 2016-02 discussed above.

We will adopt ASU 2016-02 effective January 1, 2019, utilizing the optional transition method available under ASU 2018-11. Our existing operating lease portfolio primarily consists of network, real estate and equipment leases. Upon adoption of this standard, we expect to record in our consolidated balance sheet a right-of-use asset and liability related to substantially all of our operating lease arrangements. Any new lease arrangements or material modifications entered into subsequent to the adoption date will be accounted for in accordance with the new standard. We have established a cross-functional team to determine the scope of arrangements subject to this standard and to implement a new lease accounting system capable of producing the accounting information necessary to meet the standard’s reporting and disclosure requirements. We do not expect the adoption of this standard to have a material impact on our existing capital leases or arrangements in which we are the lessor. We also do not expect the standard to impact our liquidity.

While we are continuing to assess all impacts of the standard, we anticipate this standard will have a material impact to our consolidated balance sheet. Upon adoption, we expect to record additional lease liabilities of approximately $300.0 million to $500.0 million attributable to our operating leases based on the present value of the remaining minimum lease payments with an increase to leased assets or right-of-use assets of approximately $300.0 million to $500.0 million. Any difference between these amounts will be recorded as an adjustment to our accumulated deficit.

Upon adoption of ASU 2016-02, we also expect to record a cumulative effect adjustment of approximately $2.8 billion decreasing our accumulated deficit due to reassessing the accounting treatment of our arrangement with Uniti and certain of its subsidiaries. The transaction with Uniti had been accounted for as a failed spin-leaseback financing arrangement for financial reporting purposes due to prohibited continuing involvement. Under the new leasing standard, the previous forms of prohibited continuing involvement no longer preclude the application of spin-leaseback accounting to the spin-off of assets to Uniti by Windstream Services and the lease of those assets by Windstream Holdings. As a result, we will de-recognize the remaining net book value of network assets transferred to Uniti of approximately $1.3 billion, recognize a right-of-use asset of approximately $3.8 billion equaling the adjusted Uniti lease liability, which will decrease by $0.7 billion, and record a deferred tax liability of approximately $0.5 billion in accordance with the standard’s transition guidance, as this arrangement will now be accounted for as an operating lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Due to recording the $2.8 billion cumulative effect adjustment to equity discussed above and the resulting increase in the carrying value of our reporting units, we expect to record a pre-tax goodwill impairment charge of approximately $1.8 billion to $1.9 billion in the first quarter of 2019 resulting from the adoption of ASU 2016-02. Of the total impairment charge, we expect to record an impairment of all remaining goodwill in our Consumer & Small Business reporting unit of $903.4 million, an impairment of goodwill in our Enterprise reporting unit of approximately $600.0 million and an impairment of goodwill in our Wholesale reporting unit of approximately $300.0 million, representing the excess of the carrying value from each reporting unit’s fair value. No other long-lived assets are expected to be impaired. Beginning in 2019, our consolidated results of operations will also reflect an increase to cost of services for the annual straight-line rent expense attributable to the Uniti lease of approximately $675.0 million, a decrease in depreciation expense from de-recognizing the remaining net book value of network assets transferred to Uniti and a decrease in interest expense due to no longer accounting for the Uniti lease as a failed spin-leaseback financing arrangement. As a result of this accounting change, our consolidated statement of cash flows will also reflect a reclassification of the principal portion of the cash rental payments made to Uniti from financing outflows to operating outflows and a reduction in cash paid for interest.

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

Implementation Costs in Cloud Computing Arrangements - In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The service element of a hosting arrangement will continue to be expensed as incurred. The guidance may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. ASU 2018-15 is effective for annual and interim reporting periods beginning after December 15, 2019, with early adoption permitted. We are currently assessing the timing of adoption and the impact the new standard will have on our consolidated financial statements.

Derivatives and Hedging - Change in Benchmark Interest Rate - In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”).This standard adds the OIS rate based on SOFR as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is the preferred alternative reference rate to the London Interbank Offered Rate “(LIBOR”). Because we early adopted ASU 2017-12 on January 1, 2018, this standard will be effective for us on January 1, 2019 on a prospective basis. The adoption of this standard will not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions:

Completed in 2018

American Telephone Company

On August 31, 2018, Windstream Holdings completed its acquisition of American Telephone Company, LLC (“ATC”), a reseller of a broad range of voice and data communications services to businesses mainly headquartered in the greater New York metropolitan area, for cash consideration of approximately $10.0 million, net of cash acquired. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary and subject to change based on receipt of information currently not available to us, including the tax basis of the assets acquired. The excess of the aggregate purchase price over the fair value of the tangible net assets acquired was assigned to customer list of $7.0 million and goodwill of $3.6 million. All of the goodwill recorded in this acquisition will be deductible for income tax purposes. The results of ATC’s operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.

MASS Communications

On March 27, 2018, Windstream Holdings acquired MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors for cash consideration of approximately $37.1 million, net of cash acquired, and included $2.5 million of expected earn-out payments which have been funded into an escrow account. The acquisition was accounted using the acquisition method and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. In allocating the purchase price, we recorded approximately $1.3 million of tangible assets, consisting primarily of accounts receivable, $10.0 million associated with a customer list intangible asset, $4.2 million of trade accounts payable and other current liabilities, $1.5 million of deferred income tax liabilities, and $31.5 million of goodwill. The purchase price allocation is preliminary and subject to change based on receipt of information currently not available to us, including the tax basis of the assets acquired. Any changes to the initial estimates of the fair value of the acquired assets and liabilities assumed will be recorded as adjustments to those asset and liabilities with the offset charged to goodwill. Goodwill associated with this acquisition was primarily attributable to the MASS workforce and expected synergies. None of the goodwill recorded in this acquisition is expected to be deductible for income tax purposes. The results of MASS’ operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

During 2017, we adjusted our initial purchase price allocation for changes in the estimated fair value of certain acquired tangible and intangible assets. These adjustments primarily resulted from new information about facts and circumstances that existed at the time of the acquisition. The adjustments included recording an asset of $2.6 million attributable to certain assumed operating lease obligations for which terms of the lease arrangement were favorable relative to market rates as of the acquisition date and a decrease of $12.0 million to the acquired customer lists intangible asset based on updates to the information applicable to the third-party valuations of these assets. The impact of these changes on rent expense and depreciation and amortization were not material to our 2017 consolidated results of operations. Based on additional information received and further analysis, we also adjusted the purchase price allocation applicable to acquired net operating losses, resulting in a $9.7 million reduction in the valuation allowance associated with the net deferred tax assets acquired in the merger. Our initial purchase price allocation had yielded a net deferred tax asset which had been fully offset by a valuation allowance. During 2018, we finalized our purchase price allocation for changes in the estimated fair value of certain acquired assets, resulting from new information about facts and circumstances that existed at the time of acquisition. The adjustments primarily consisted of an increase of $4.2 million adjusted deferred income tax assets based on receipt of the final tax basis of assets acquired and adjusted certain state gross receipts and sales tax liabilities based on additional information received subsequent to the acquisition date, resulting in increases in deferred income tax assets of $1.4 million and other current liabilities of $4.7 million. The measurement period adjustments recorded in 2017 and 2018 to the estimated fair values of assets acquired and liabilities assumed resulted in an offsetting increase to goodwill of $9.3 million.

Goodwill associated with this acquisition was primarily attributable to the Broadview workforce and expected synergies. As a result of past acquisitions completed by Broadview, approximately $10.8 million of goodwill recorded in the merger is expected to be deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Broadview.

(Millions)	Initial Allocation	Adjustments	Final Allocation
Fair value of assets acquired:
Accounts receivable	$19.7	$(2.1)	$17.6
Other current assets	7.7	(0.9)	6.8
Property, plant and equipment	37.1	4.2	41.3
Goodwill	111.3	9.3	120.6
Customer lists (a)	57.0	(12.0)	45.0
Trade names (b)	21.0	—	21.0
Developed technology (c)	10.0	—	10.0
Deferred income taxes	—	11.1	11.1
Other assets	0.6	1.9	2.5
Total assets acquired	264.4	11.5	275.9
Fair value of liabilities assumed:
Short-term debt obligations	160.2	—	160.2
Other current liabilities	40.2	11.4	51.6
Other liabilities	0.7	0.1	0.8
Total liabilities assumed	201.1	11.5	212.6
Cash paid, net of cash acquired	$63.3	$—	$63.3

(a)	Customer lists are amortized using the sum-of-years digits methodology over a weighted average life of 10 years.

(b)	Trade names are amortized on a straight-line basis over an estimated useful life of 1 and 10 years.

(c)	Internally developed technology is amortized on a straight-line basis over an estimated useful life of 5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

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

The results of Broadview’s operations are included in our consolidated results of operations beginning on July 28, 2017. For the year ended December 31, 2017, our consolidated results of operations include revenues and sales of $119.9 million and operating income of $6.0 million attributable to Broadview. We incurred $4.1 million of merger and integration expenses during the year ended December 31, 2018 as compared to $14.3 million during the year ended December 31, 2017 related to the completion of this acquisition (see Note 11). Pro forma financial information for Broadview has not been presented because the effects of this acquisition were not material to our consolidated results of operations.

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

We also expect to achieve operating expense and capital expenditure synergies in integrating the acquired operations. Pursuant to the terms of the Merger Agreement, each share of EarthLink common stock was exchanged, on a post-reverse stock split basis, for .164 of Windstream Holdings common stock. No fractional shares were issued in the Merger, with a cash payment being made in lieu of fractional shares. Employee restricted stock units issued by EarthLink that were outstanding as of the merger date were exchanged for an equivalent number of Windstream Holdings restricted stock units based on the same exchange ratio of EarthLink common stock to Windstream Holdings common stock. The replacement restricted stock units remain subject to the vesting and other terms and conditions prescribed by the EarthLink equity plans that were assumed by us in the Merger. In the aggregate, on a post-reverse stock split basis, Windstream Holdings issued 17.6 million shares of its common stock and 1.0 million of replacement equity awards. Windstream also assumed $435.3 million aggregate principal amount of EarthLink’s long-term debt, which we refinanced, as further discussed in Note 5. The Merger qualifies as a tax-free reorganization for U.S. federal income tax purposes and was valued at approximately $1.1 billion.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

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

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the year ended December 31, 2017, our consolidated results of operations include revenues and sales of $751.1 million and operating loss of $(61.0) million attributable to EarthLink. We incurred $15.5 million and $104.1 million of merger and integration expenses during the year ended December 31, 2018 and 2017, respectively, related to the completion of the Merger (see Note 11).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Acquisitions, Continued:

The following unaudited pro forma consolidated results of operations of Windstream for the years ended December 31, 2017 and 2016 assume that the Merger occurred as of January 1, 2016:

	Year Ended December 31,
(Millions)	2017	2016
Revenues and sales	$6,002.4	$6,369.3
Operating (loss) income	$(1,559.2)	$499.9
Net loss	$(2,098.3)	$(431.3)
Loss per share	($57.27)	($12.03)

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

We performed a quantitative goodwill impairment test as of our annual measurement date of November 1, 2018. As of that date, we had four reporting units consisting of Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC, which is consistent with how we defined our four reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate. We estimated the fair value of our Consumer & Small Business, Enterprise and Wholesale reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. For the Consumer CLEC reporting unit, we estimated fair value based on the gross cash proceeds received from the subsequent sale of these operations due to the close proximity of the sale date of December 31, 2018 to our assessment date of November 1, 2018. Based on the results of our quantitative analysis, we determined that no goodwill impairment existed as of November 1, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

In performing our annual goodwill impairment test as of November 1, 2017, we also utilized a quantitative approach that compared the fair value to the carrying value of each of the same four reporting units discussed above and estimated the fair value of the reporting units using an income approach. The results of the goodwill impairment test indicated that the carrying values of our Consumer & Small Business and Wholesale reporting units exceeded their fair values. Accordingly, during the fourth quarter of 2017, we recorded an impairment of goodwill in our Consumer & Small Business reporting unit of $1,417.8 million and an impairment of goodwill in our Wholesale reporting unit of $423.0 million representing the excess of the carrying value from each reporting unit’s fair value. The goodwill impairment in the Consumer & Small Business reporting unit primarily resulted from declines in forecasted revenue and profitability levels for this business unit to reflect greater than expected impacts from competition, lower than expected returns and customer retention from recent capital investments, less than expected opportunities to upsell higher speeds to existing customers, and the effects of offering low introductory pricing plans as part of a new customer acquisition strategy implemented in the fourth quarter of 2017. The impairment charge in the Wholesale reporting unit primarily resulted from adverse changes in forecasted revenue and profitability levels for this business unit to reflect greater than expected pricing pressures on our legacy service offerings and lower incremental returns on future capital expenditures needed to support the business. The fair values of the Enterprise and Consumer CLEC significantly exceeded their respective carrying values, and therefore, there was no goodwill impairment for these two reporting units as of November 1, 2017.

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2016:	$4,213.6
Acquisitions completed during the period:
Broadview	121.3
EarthLink	348.3
Goodwill impairment	(1,840.8)
Balance at December 31, 2017:
Goodwill	4,683.2
Accumulated impairment loss	(1,840.8)
Balance at December 31, 2017, net	2,842.4
Changes during the period:
Broadview measurement period adjustments	(0.7)
MASS acquisition	31.5
ATC acquisition	3.6
Disposition of consumer CLEC business	(103.1)
Balance at December 31, 2018:
Goodwill	4,614.5
Accumulated impairment loss	(1,840.8)
Balance at December 31, 2018, net	$2,773.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer and Small Business CLEC (a)	Consumer CLEC	Total
Balance at December 31, 2016:	$2,321.2	$598.0	$1,176.4	$118.0	$—	$4,213.6
Acquisitions completed during the period:
Broadview	—	10.7	—	110.6	—	121.3
EarthLink	—	116.1	120.7	111.5	—	348.3
Reallocation adjustment (b)	—	237.0	—	(340.1)	103.1	—
Goodwill impairment	(1,417.8)	—	(423.0)	—	—	(1,840.8)
Balance at December 31, 2017:
Goodwill	2,321.2	961.8	1,297.1	—	103.1	4,683.2
Accumulated impairment loss	(1,417.8)	—	(423.0)	—	—	(1,840.8)
Balance at December 31, 2017, net	$903.4	$961.8	$874.1	$—	$103.1	$2,842.4
Changes during the period:
Broadview measurement period adjustments	—	(0.7)	—	—	—	(0.7)
MASS acquisition	—	31.5	—	—	—	31.5
ATC acquisition	—	3.6	—	—	—	3.6
Disposition of consumer CLEC business	—	—	—	—	(103.1)	(103.1)
Balance at December 31, 2018:
Goodwill	2,321.2	996.2	1,297.1	—	—	4,614.5
Accumulated impairment loss	(1,417.8)	—	(423.0)	—	—	(1,840.8)
Balance at December 31, 2018, net	$903.4	$996.2	$874.1	$—	$—	$2,773.7

(a)	Prior to the acquisition of EarthLink, this segment was called Small Business CLEC.

(b)	Represents adjustment to reallocate goodwill of the former Consumer and Small Business CLEC reporting unit to the Enterprise and Consumer CLEC reporting units, using a relative fair value basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at December 31:

	2018			2017
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(414.6)	$870.5	$1,285.1	$(371.8)	$913.3
Customer lists (a)	1,758.5	(1,450.4)	308.1	2,104.6	(1,626.6)	478.0
Cable franchise rights	17.3	(10.3)	7.0	17.3	(9.1)	8.2
Trade names (b)	21.0	(3.9)	17.1	29.0	(2.2)	26.8
Developed technology and software (c)	18.0	(7.7)	10.3	33.0	(7.1)	25.9
Patents	10.6	(10.5)	0.1	10.6	(8.4)	2.2
Balance	$3,110.5	$(1,897.4)	$1,213.1	$3,479.6	$(2,025.2)	$1,454.4

(a)
At the date of sale, customer lists associated with the consumer CLEC business had a gross cost of $43.0 million and a net carrying value of $20.8 million. During 2018, fully amortized customer lists with a gross cost of $320.1 million were written off.

(b)	At the date of sale, trade names associated with the consumer CLEC business had a gross cost of $8.0 million and a net carrying value of $5.9 million.

(c)	At the date of sale, developed technology and software associated with the consumer CLEC business had a gross cost of $15.0 million and a net carrying value of $5.9 million.

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2018:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1 - 10 years
Developed technology and software	straight-line	3 - 5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $225.8 million, $241.0 million and $185.2 million in 2018, 2017 and 2016, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2019	$168.7
2020	133.9
2021	101.2
2022	71.4
2023	59.0
Thereafter	678.9
Total	$1,213.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Event of Default and Chapter 11 Cases – As further discussed in Notes 1 and 17, on February 15, 2019, Judge Furman of the District Court found that Windstream Services had defaulted under the indenture governing the August 2023 Notes, which resulted in the acceleration of the August 2023 Notes and a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving line of credit obligations, as well as the remaining obligations under the master lease agreement with Uniti. In addition, the acceleration of the August 2023 Notes resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the master lease agreement with Unit have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Cases also constituted an event of default under our debt agreements. Due to the Chapter 11 Cases, however, our creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course.

Long-term debt was as follows at December 31:

(Millions)	2018	2017
Issued by Windstream Services:
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	$1,180.5	$1,192.6
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	568.4	574.2
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020 (b)	1,017.0	775.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (c) (f)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (d) (f)	414.9	—
Senior Second Lien Notes – 9.000%, due June 30, 2025 (d) (f)	802.0	—
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (f)	78.1	492.9
2021 Notes – 7.750%, due October 1, 2021 (f)	70.1	88.9
2022 Notes – 7.500%, due June 1, 2022 (f)	36.2	41.6
2023 Notes – 7.500%, due April 1, 2023 (f)	34.4	120.4
2023 Notes – 6.375%, due August 1, 2023 (f)	806.9	1,147.6
2024 Notes – 8.750%, due December 15, 2024 (f)	105.8	834.3
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (e) (f)	100.0	100.0
Net discount on long-term debt (g)	(28.6)	(61.6)
Unamortized debt issuance costs (g)	(57.6)	(62.0)
	5,728.1	5,843.9
Less current portion	(5,728.1)	(169.3)
Total long-term debt	$—	$5,674.6
Weighted average interest rate	7.1%	6.6%
Weighted maturity	N/A	5.1 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Prior to the filing of the Chapter 11 Cases, additional information with respect to our debt obligations was as follows:

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

(b)	On January 3, 2019, Windstream Services’ reduced future maturities of its revolving line of credit of $312.0 million using proceeds received from the sale of the Consumer CLEC business.

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

(e)	These bonds are secured equally with the senior secured credit facility with respect to the assets of Windstream Holdings of the Midwest, Inc.

(f)	Windstream Services may call the remaining aggregate principal amounts of these debentures and notes at various premiums upon early redemption.

(g)	The net discount balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

“Debtor-in-Possession” Financing – Pursuant to a commitment letter dated as of February 25, 2019 by and among Windstream Holdings, Windstream Services and Citigroup Global Markets Inc. (together with certain of its affiliates, “Citi”), Citi has committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1.0 billion, comprising a superpriority term loan facility (the “Term Facility”) in an aggregate principal amount of up to $500.0 million (the “Term Loan Commitments”) and a superpriority revolving credit facility (the “Revolving Facility” and, together with the Term Facility, the “DIP Facilities”) in an aggregate principal amount of up to $500.0 million, subject to availability as described below.

During the period commencing on the date of the Bankruptcy Court’s entry of an interim order approving the DIP Facilities in form and substance reasonably satisfactory to Citi (the “Interim Order”) and ending on the date the Bankruptcy Court enters a final non-appealable order in form and substance satisfactory to Citi (the “Final Order”), a portion of the Term Loan Commitments will be available to Windstream Services, subject to satisfaction or waiver of certain conditions precedent, in an amount equal to the lesser of $300.0 million and such other amount as may be approved by order of the Bankruptcy Court. Upon the Bankruptcy Court’s entry of the Final Order, the full remaining amount of the Term Loan Commitments shall be available to Windstream Services, subject to the satisfaction or waiver of certain conditions precedent. Availability under the Revolving Facility will be, at any date after the entry of the Interim Order, an amount equal to $100.0 million, and after the entry of the Final Order, an amount equal to $500.0 million.

The proceeds of loans extended under the DIP Facilities will be used for purposes permitted by orders of the Bankruptcy Court, including (i) for working capital and other general corporate purposes (ii) to pay transaction costs, professional fees and other obligations and expenses incurred in connection with the DIP Facilities, the Chapter 11 Cases and the transactions contemplated thereunder, and (iii) to pay adequate protection expenses, if any, to the extent set forth in any order entered by the Bankruptcy Court. The maturity date of the DIP Facilities will be 24 months after the closing date of the DIP Facilities.  Loans under the Term Facility and the Revolving Facility will bear interest, at the option of Windstream Services, at (1) a margin plus a base rate of the highest of (i) Citibank, N.A.’s base rate, (ii) the three-month certificate of deposit rate plus 1/2 of 1%, (iii) the Federal funds effective rate plus 1/2 of 1% and (iv) the one-month LIBOR plus 1.00% per annum; or (2) a margin plus LIBOR. From and after the closing date for the DIP Facilities, a non-refundable unused commitment fee will accrue at the rate of 0.50% per annum on the daily average unused portion of the Revolving Facility (whether or not then available).

On February 26, 2019, the Bankruptcy Court approved the DIP Facilities and the DIP Facilities closed on the same day.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Senior Secured Credit Facility – Prior to the filing of the Chapter 11 Cases, the amended credit facility provided Windstream Services the ability to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services could have requested extensions of the maturity date under any of its existing revolving or term loan facilities. On February 17, 2017, Windstream Services issued an aggregate principal amount of $580.0 million in borrowings under Tranche B7 of its senior secured credit facility, the proceeds of which were used to pay down amounts outstanding under Tranche B5, including accrued interest, and to pay related fees and expenses. The incremental Tranche B7 term loan matures on February 17, 2024 and was issued at a price of 99.5 percent of the principal amount of the loan.

Interest rates applicable to the Tranche B7 term loan were, at Windstream Services’ option, equal to either a base rate plus a margin of 2.25 percent per annum or LIBOR plus a margin of 3.25 percent per annum. LIBOR for the Tranche B7 term loan shall at no time be less than 0.75 percent. The Tranche B7 term loan was subject to quarterly amortization payments in an aggregate amount equal to 0.25 percent of the initial principal amount of such term loans, with the remaining balance payable at maturity. At the time of repayment, unamortized debt issuance and discount related to Tranche B5 totaled $6.3 million, of which $1.2 million were included in the loss on debt extinguishment, while the remaining $5.1 million continue to be deferred and amortized to interest expense over the remaining life of Tranche B7 in accordance with debt modification accounting. On the date of closing of the merger with EarthLink, Windstream Services amended its existing senior secured credit agreement to provide for the issuance of an aggregate principal amount of $450.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink’s outstanding 8.875 percent Senior Notes due 2019 (“EarthLink 2019 Notes”) and 7.375 percent Senior Secured Notes due 2020 (“EarthLink 2020 Notes”). The incremental loans were issued at a price of 99.0 percent of the principal amount of the loan. The incremental loans are repayable at any time. During the fourth quarter of 2017, Windstream Services repaid $139.0 million of amounts outstanding under Tranche B6 using proceeds from the issuance of new debt, as further discussed below. At the time of repayment, unamortized debt issuance and discount related to this portion of Tranche B6 totaling $2.9 million were included in the loss on debt extinguishment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Revolving line of credit – Prior to the filing of the Chapter 11 Cases, under the amended senior secured credit facility, Windstream Services could have obtained revolving loans and issue up to $50.0 million of letters of credit, which upon issuance reduced the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit could not exceed $1,250.0 million. Borrowings under the revolving line of credit were used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services paid a commitment fee on the unused portion of the commitments under the revolving credit facility that will range from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility were not subject to interim amortization and such loans were not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit were, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries.

During 2018, Windstream Services borrowed $816.0 million under the revolving line of credit in its senior secured credit facility and through the issuance of new debt and repayments retired $574.0 million of these borrowings. Borrowings under the revolving line of credit included $150.0 million for the one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018. Letters of credit of $23.4 million were outstanding at December 31, 2018.

During 2017, Windstream Services borrowed $1,196.0 million under the revolving line of credit and through the completion of a debt-for-debt exchange and repayments retired $896.0 million of these borrowings in 2017. Borrowings under the revolving line of credit included $160.0 million to repay amounts outstanding under Broadview’s revolving credit facility and to redeem Broadview’s 2017 Notes.

The variable interest rate on the revolving line of credit ranged from 3.40 percent to 6.50 percent, and the weighted average rate on amounts outstanding was 4.02 percent during 2018, as compared to variable interest rates during 2017 which ranged from 2.65 percent to 5.50 percent with a weighted average rate on amounts outstanding of 3.16 percent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

New Debt Issuances and Debt Exchanges Completed in 2018

On August 2, 2018, Windstream Services completed the settlement of exchange offers, which expired on July 31, 2018, for (1) its 7.75 percent senior notes due October 15, 2020 (“2020 Notes”) for new 10.500% percent senior second lien notes due June 30, 2024 (the “New 2024 Notes”) and (2) its 7.75 percent senior notes due October 1, 2021 (“2021 Notes”), 7.50 percent senior notes due June 1, 2022 (“2022 Notes”), 7.50 percent senior notes due April 1, 2023 (“April 2023 Notes”), 6.375 percent senior notes due August 1, 2023 (“August 2023 Notes”) and 8.75 percent senior notes due December 15, 2024 (“2024 Notes”) for new 9.00 percent senior second lien notes due June 30, 2025 (the “New 2025 Notes”) as follows:

•	accepted for exchange $414.9 million aggregate principal amount of 2020 Notes in exchange for $414.9 million aggregate principal amount of New 2024 Notes.

•
accepted for exchange $18.8 million aggregate principal amount of 2021 Notes, $5.3 million aggregate principal amount of 2022 Notes, $86.0 million aggregate principal amount of April 2023 Notes, $340.7 million aggregate principal amount of August 2023 Notes, and $578.6 million aggregate principal amount of 2024 Notes, in exchange for $802.0 million aggregate principal amount of New 2025 Notes.

The New 2024 Notes and New 2025 Notes will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities laws. As such, these notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and any applicable state securities laws.

In completing the exchange transactions, Windstream Services incurred $18.4 million in arrangement, legal and other third-party fees. The exchanges of the 2020 and 2021 Notes were accounted for as a debt modification, and the remaining exchanges of 2022 Notes, April 2023 Notes, August 2023 Notes and 2024 Notes were accounted for as a debt extinguishment. In assessing the accounting treatment for the debt exchanges, we determined that no concessions were granted by our creditors due to the additional collateral and securitization provided to holders of the new notes, as well as consideration of other qualitative factors. For the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net gain of $190.3 million, consisting of the net principal reduction of $226.0 million reduced by the write-off of a portion of the unamortized discount and debt issuance costs related to the original notes of $35.7 million. Of the total legal and other third-party fees incurred, $6.5 million were expensed as additional interest expense under debt modification accounting while the remaining $11.9 million of fees were capitalized and amortized over the terms of the new notes in accordance with the extinguishment method of accounting.

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

In November 2017, Windstream Services completed exchange offers for its 2020 Notes, 2021 Notes, 2022 Notes, and April 2023 Notes as follows:

•
accepted for exchange $167.5 million aggregate principal amount of 2022 Notes and $223.1 million aggregate principal amount of April 2023 Notes in exchange for $420.6 million aggregate principal amount of new August 2023 Notes.

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

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt was comprised of the following:

(Millions)	(Premium) discount on early redemption	Third-party fees for early redemption	Unamortized (discount) premium on original issuance, net	Unamortized debt issuance costs on original issuance	Net gain (loss) on early extinguishment of debt
Year ended December 31, 2018:
Exchanges of 2021, 2022, April 2023, August 2023 and 2024 Notes	$226.0	$—	$(22.9)	$(12.8)	$190.3
Total	$226.0	$—	$(22.9)	$(12.8)	$190.3
Year ended December 31, 2017:
Senior secured credit facility	$—	$—	$(1.8)	$(2.3)	$(4.1)
Broadview 2017 Notes	—	—	0.2	—	0.2
EarthLink 2019 and 2020 Notes	(18.3)	—	16.3	—	(2.0)
Partial repurchase of 2020 Notes	5.3	—	0.1	(0.4)	5.0
Exchanges of 2020, 2021, 2022, and April 2023 Notes	(49.9)	(2.0)	2.2	(5.8)	(55.5)
Total	$(62.9)	$(2.0)	$17.0	$(8.5)	$(56.4)
Year ended December 31, 2016:
Senior secured credit facility	$—	$—	$(1.7)	$(1.4)	$(3.1)
2017 Notes	(67.5)	(2.4)	(3.0)	(5.4)	(78.3)
Partial repurchases of 2021, 2022, April 2023 and August 2023 Notes	68.7	—	0.9	(6.2)	63.4
Total	$1.2	$(2.4)	$(3.8)	$(13.0)	$(18.0)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Long-term Lease Obligations

Leaseback of Telecommunications Network Assets – On April 24, 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, to Uniti. Following the spin-off transaction, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, five-year renewal options. Windstream Holdings is required to pay all property taxes, insurance, and repair or maintenance costs associated with the leased property. The master lease provides for an annual rent of $650.0 million paid in equal monthly installments in advance and is fixed for the first three years. Thereafter, rent will increase on an annual basis at a base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. During December 2015, we requested and Uniti agreed to fund $43.1 million of capital expenditures. As a result, the annual lease payment increased at a rate of 8.125 percent of the funds received from Uniti, or from $650.0 million to $653.5 million. Uniti also has the right, but not the obligation, upon Windstream’s request, to fund additional capital expenditures of Windstream in an aggregate amount of up to $250.0 million for a maximum period of five years. Monthly rent paid by us to Uniti will increase in accordance with the master lease effective as of the date of the funding. If Uniti exercises this right, the lease payments under the master lease will be adjusted at a rate of 8.125 percent of the capital expenditures funded by Uniti during the first two years and at a floating rate based on Uniti’s cost of capital thereafter. Additionally, if Uniti agrees to fund the entire $250.0 million, the initial term of the master lease will be increased from 15 years to 20 years and the number of renewal terms will be reduced from four renewal terms of five years each to three renewal terms of five years each.

Due to various forms of continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets, we accounted for the transaction as a failed spin-leaseback for financial reporting purposes. As a result, the net book value of the network assets transferred to Uniti continue to be reported in our consolidated balance sheet and all depreciable assets will be fully depreciated over the initial lease term of 15 years. Tenant capital improvements are depreciated over the shorter of the estimated useful life of the asset or the initial lease term.

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

The filing of the Chapter 11 Cases resulted in an event of default under the master lease. Upon an event of default, remedies available to Uniti include terminating the master lease and requiring us to transfer the business operations we conduct on the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the master lease, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the master lease in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity. Due to the Chapter 11 Cases, however, Uniti’s ability to exercise remedies under master lease was stayed as of the date of the Chapter 11 petition filing.

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

A summary of the current and noncurrent portions of the long-term lease obligations was as follows:

	December 31, 2018			December 31, 2017
(Millions)	Current	Noncurrent	Total	Current	Noncurrent	Total
Assets Subject to Leaseback:
Telecommunications network assets (a)	$4,570.3	$—	$4,570.3	$188.6	$4,570.3	$4,758.9
Real estate contributed to pension plan	—	72.8	72.8	—	73.0	73.0
Total	$4,570.3	$72.8	$4,643.1	$188.6	$4,643.3	$4,831.9

(a)
Due to cross-default provisions contained within the master lease discussed above, the remaining obligations under the master lease also were accelerated. As a result, the long-term lease obligation has been classified as a current liability in the accompanying consolidated balance sheet as of December 31, 2018.

Undiscounted future minimum payments during the initial terms of the leases were as follows for the years ended December 31:

(Millions)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan	Total
Year
2019	$658.9	$6.5	$665.4
2020	662.2	6.7	668.9
2021	665.6	6.9	672.5
2022	668.9	7.1	676.0
2023	672.2	7.3	679.5
Thereafter	4,323.1	55.0	4,378.1
Total	$7,650.9	$89.5	$7,740.4

Capital Lease Obligations

We lease facilities and equipment for use in our operations. These facilities and equipment are included in outside communications plant in property, plant and equipment in the accompanying consolidated balance sheets. Lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as capital leases in accordance with authoritative guidance for capital leases. These capital lease obligations are included in the accompanying consolidated balance sheets within other current liabilities and other liabilities. During 2018 and 2017, we acquired equipment under capital leases of $40.9 million and $79.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Long-term Debt and Lease Obligations, Continued:

Future minimum lease payments under capital lease obligations were as follows for the years ended December 31:

Year	(Millions)
2019	$54.5
2020	25.8
2021	8.6
2022	4.3
2023	4.2
Thereafter	5.1
Total future payments	102.5
Less: Amounts representing interest	8.4
Present value of minimum lease payments	$94.1

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2018	2017	2016
Interest expense - long-term debt	$429.0	$376.1	$350.9
Interest expense - long-term lease obligations:
Telecommunications network assets	467.0	484.9	500.8
Real estate contributed to pension plan	6.2	6.2	5.8
Impact of interest rate swaps	(3.5)	10.1	11.0
Interest on capital leases and other	6.3	5.1	2.8
Less capitalized interest expense	(3.7)	(7.0)	(10.7)
Total interest expense	$901.3	$875.4	$860.6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

As of December 31, 2018, Windstream Services was party to six pay fixed, receive variable interest rate swap agreements. Windstream Services has designated each of the six swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate. The variable rate received on the six swaps is based on one-month LIBOR and resets on the seventeenth day of each month. All of the interest rate swap agreements mature on October 17, 2021. Three of the interest rate swaps are off-market swaps, meaning they contain an embedded financing element, which the swap counterparties recover through an incremental charge in the fixed rate over what would be charged for an at-market swap. As such, a portion of the cash payment on the swaps represents the rate that Windstream Services would pay on a hypothetical at-market interest rate swap and is recognized in interest expense. The remaining portion represents the repayment of the embedded financing element and reduces the initial swap liability. These three swaps have a total notional value of $675.0 million and the average fixed interest rate paid is 2.984 percent. The fourth interest rate swap agreement has a notional value of $200.0 million and the fixed interest rate paid is 1.1275 percent. The remaining two interest rate swap agreements have a total notional value of $500.0 million and the fixed interest rate paid is 1.8812 percent.

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	2018	2017
Designated portion, measured at fair value
Other current assets	$15.3	$1.2
Other assets	$—	$10.6
Other current liabilities	$6.8	$7.8
Other non-current liabilities	$—	$10.5
Accumulated other comprehensive income	$39.7	$33.7
De-designated portion, unamortized value
Accumulated other comprehensive loss	$(2.4)	$(5.4)
Weighted average fixed rate paid	2.31%	2.31%
Variable rate received	2.46%	1.49%

Prior to the adoption of ASU 2017-12, effective as of January 1, 2018, derivatives were assessed for effectiveness each quarter and any ineffectiveness was recognized in other income, net in our consolidated statements of operations. Ineffectiveness recognized on the cash flow hedges was $(0.1) million and $1.4 million for the years ended December 31, 2017 and 2016, respectively.

All or a portion of the change in fair value of Windstream Services’ interest rate swap agreements recorded in accumulated other comprehensive income may be recognized in earnings in certain situations. If Windstream Services extinguishes all of its variable rate debt or a portion of its variable rate debt such that the variable rate interest received on the swaps exceeds the variable rate interest paid on its debt, all or a portion of the change in fair value of the swaps may be recognized in earnings. In addition, the change in fair value of the swaps may be recognized in earnings if Windstream Services determines it is no longer probable that it will have future variable rate cash flows to hedge against or if a swap agreement is terminated prior to maturity. Windstream Services has assessed the counterparty risk and determined that no substantial risk of default exists as of December 31, 2018. Each counterparty is a bank with a current credit rating at or above A, as determined by Moody’s Investors Service, Standard & Poor’s Corporation and Fitch Ratings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Windstream Services expects to recognize net gains of $9.8 million, net of taxes, in interest expense in the next twelve months related to the unamortized value of the de-designated portion of interest rate swap agreements and the interest settlements for its six interest swap agreements at December 31, 2018. Payments on the swaps are presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the years ended December 31:

(Millions)	2018	2017	2016
Changes in fair value of effective portion, net of tax (a)	$2.8	$7.0	$4.9
Amortization of unrealized losses on de-designated interest rate swaps, net of tax (a)	$2.3	$3.3	$2.9

(a)
Included as a component of other comprehensive income (loss) and will be reclassified into earnings as the hedged transaction affects earnings. For 2017 and 2016, this amount reflects only the effective portion of the change in fair value of the cash flow hedges.

The agreements with each of the derivative counterparties contain cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value of $9.9 million including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases and cross-default provisions contained within the interest rate swap agreements, the interest rate swaps have been classified as current assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

In addition, certain of the agreements with the counterparties contain provisions where if a specified event or condition, such as a merger, occurs that materially changes Windstream Services’ creditworthiness in an adverse manner, Windstream Services may be required to fully collateralize its derivative obligations. At December 31, 2018, Windstream Services had not posted any collateral related to its interest rate swap agreements.

Balance Sheet Offsetting

Windstream Services is party to master netting arrangements, which are designed to reduce credit risk by permitting net settlement of transactions, with counterparties. For financial statement presentation purposes, Windstream Services does not offset assets and liabilities under these arrangements.

The following tables present the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2018 and 2017.

Information pertaining to derivative assets was as follows:

		Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018:
Interest rate swaps	$15.3	$(3.2)	$—	$12.1

December 31, 2017:
Interest rate swaps	$11.8	$(2.9)	$—	$8.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Derivatives, Continued:

Information pertaining to derivative liabilities was as follows:

		Gross Amounts Not Offset in the Consolidated Balance Sheets
(Millions)	Gross Amount of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2018:
Interest rate swaps	$6.8	$(3.2)	$—	$3.6

December 31, 2017:
Interest rate swaps	$18.3	$(2.9)	$—	$15.4

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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2018 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2017.

The fair values of interest rate swaps and long-term debt were determined using the following inputs at December 31:

(Millions)	2018		2017
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$310.0		$—
Derivatives:
Interest rate swap assets - Level 2	$15.3	11,800,000	$11.8
Interest rate swap liabilities - Level 2	$6.8	18.3	$18.3
Not Recorded at Fair Value in the Financial Statements: (b)
Long-term debt, including current portion - Level 2	$4,405.8		$4,824.2

(a)	Cash equivalents are highly liquid, actively traded money market funds with next day access.

(b)
Recognized at carrying value of $5,785.7 million and $5,905.9 million in long-term debt, including current portion, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Fair Value Measurements, Continued:

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2018 and 2017, the fair values of the interest rate swaps were reduced by $2.9 million and $4.8 million, respectively, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). There were no transfers within the fair value hierarchy during the year ended December 31, 2018.

8. Revenues:

As previously discussed in Note 2, we adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective transition method. The majority of our revenue is derived from providing access to or usage of our networks and facilities we operate.

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

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	December 31, 2018	January 1, 2018
Contract assets (a)	$12.6	$13.1
Contract liabilities (b)	$(184.8)	$(209.3)
Revenues recognized included in the opening contract liability balance	$194.9

(a)	Includes $8.3 million and $3.6 million in prepaid expense and other and $4.3 million and $9.5 million in other assets as of December 31, 2018 and January 1, 2018, respectively.

(b)	Includes $172.1 million and $198.3 million in advance payments and customer deposits and $12.7 million and $11.0 million in other liabilities as of December 31, 2018 and January 1, 2018, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Revenues, Continued:

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $3.4 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 43.8 percent, 30.8 percent and 14.9 percent of our remaining performance obligations as revenue during 2019, 2020 and 2021, with the remaining balance thereafter.

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the year ended December 31, 2018 was as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$963.5	$—	$—	$88.5	$1,052.0
Voice and long-distance	120.5	949.7	—	—	1,070.2
Video and miscellaneous	44.3	—	—	—	44.3
Dial-up, e-mail and miscellaneous	—	—	—	88.3	88.3
Data and integrated services	—	1,540.8	—	—	1,540.8
Small business services	296.3	—	—	—	296.3
Core wholesale (a)	—	—	549.2	—	549.2
Resale (b)	—	—	79.5	—	79.5
Wireless TDM (c)	—	—	9.6	—	9.6
Switched access	28.4	—	35.9	—	64.3
Miscellaneous	—	139.9	—	—	139.9
Service revenues from contracts with customers	1,453.0	2,630.4	674.2	176.8	4,934.4
Product sales	26.5	48.2	0.7	0.5	75.9
Total revenue from contracts with customers	1,479.5	2,678.6	674.9	177.3	5,010.3
Other service revenues (d)	397.5	253.3	48.2	3.8	702.8
Total revenues and sales	$1,877.0	$2,931.9	$723.1	$181.1	$5,713.1

(a)	Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(b)	Revenues represent voice and data services sold to other communications services providers on a resale basis.

(c)	Revenues represent Time Division Multiplexing (“TDM”) private line transport services.

(d)	Other service revenues primarily include end user surcharges, CAF – Phase II funding, state USF and access recovery mechanism (“ARM”) support and lease revenue.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Revenues, Continued:

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in our consolidated balance sheets. Deferred contract costs totaled $45.5 million at December 31, 2018, of which $30.4 million and $15.1 million was included in prepaid expenses and other and other assets, respectively. At January 1, 2018, deferred contract costs were $44.6 million, of which $30.3 million and $14.3 million was included in prepaid expenses and other and other assets, respectively.

Amortization of deferred contract costs was $42.0 million for the year ended December 31, 2018. There was no impairment loss recognized for the year ended December 31, 2018, related to deferred contract cost.

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

The components of pension benefit (income) expense (including provision for executive retirement agreements) and postretirement benefits (income) expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2018	2017	2016	2018	2017	2016
Benefits earned during the year	$3.5	$8.1	$8.7	$—	$—	$—
Interest cost on benefit obligation	43.1	46.3	53.2	0.8	1.1	1.3
Net actuarial loss	14.9	10.5	60.7	—	—	—
Amortization of net actuarial loss	—	—	—	0.2	0.1	0.2
Amortization of prior service credit	(4.8)	(0.4)	(0.3)	(0.3)	(0.3)	(0.8)
Plan curtailments and settlements	(2.7)	—	0.1	—	—	(5.5)
Expected return on plan assets	(55.0)	(54.4)	(63.3)	—	—	—
Net periodic benefit (income) expense	$(1.0)	$10.1	$59.1	$0.7	$0.9	$(4.8)

During 2018, we amended the qualified defined benefit pension plan for certain eligible bargaining participants, the effects of which (i) froze benefit accruals upon reaching 30 years of service, (ii) provided for an unreduced early retirement benefit for participants with 30 years of service and (iii) added a lump-sum payment option. Changes to these benefit provisions required remeasurement of the pension plan’s funded status as of June 30, 2018 based on updated census data and actuarial assumptions, including the discount rate, which increased from 3.68 percent to 4.31 percent, and fair value of plan assets. As a result of the remeasurement, we recognized a curtailment gain of $2.7 million, prior service credits of $2.8 million and a net actuarial gain of $5.6 million.

During 2016, we made changes to our postretirement medical plan, eliminating medical and prescription drug subsidies primarily for certain active participants effective March 14, 2016. As a result, we remeasured the plan and recognized curtailment gains totaling $5.5 million, of which $4.5 million was recognized in cost of services expenses and $1.0 million was recognized in selling, general and administrative expenses, with the offsetting effects recorded as a reduction in accumulated other comprehensive loss.

In determining our annual postretirement benefits cost, we amortize unrecognized actuarial gains and losses exceeding 10.0 percent of the projected benefit obligation over the lesser of 10 years or the average remaining service life of active employees or life expectancy of inactive participants. We do not amortize unrecognized actuarial gains and losses below the 10.0 percent corridor.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$841.4	$799.4	$0.4	$0.4
Actual return on plan assets	(41.1)	97.3	—	—
Employer contributions (a)	18.5	30.1	1.3	3.0
Participant contributions	—	—	2.8	3.0
Benefits paid (b)	(77.9)	(85.9)	(4.1)	(6.0)
Settlements	—	0.5	—	—
Fair value of plan assets at end of year	$740.9	$841.4	$0.4	$0.4
Projected benefit obligation at beginning of year	$1,157.9	$1,145.4	$27.4	$28.0
Interest cost on projected benefit obligations	43.1	46.3	0.8	1.1
Service costs	6.2	8.1	—	—
Participant contributions	—	—	2.8	3.0
Plan amendments	(2.8)	(9.1)	—	—
Actuarial (gain) loss	(80.8)	53.1	(7.2)	1.3
Benefits paid (b)	(77.9)	(85.9)	(4.1)	(6.0)
Curtailments	(2.7)	—	—	—
Projected benefit obligation at end of year	$1,043.0	$1,157.9	$19.7	$27.4
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(16.0)	$(20.1)	$(1.3)	$(1.9)
Noncurrent liabilities	(286.1)	(296.4)	(18.0)	(25.1)
Funded status recognized in the consolidated balance sheets	$(302.1)	$(316.5)	$(19.3)	$(27.0)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$—	$—	$1.5	$(5.9)
Prior service credits	8.2	10.2	0.9	1.2
Net amount recognized in accumulated other comprehensive income	$8.2	$10.2	$2.4	$(4.7)

(a)
During 2018, we made contributions totaling $17.7 million to the qualified pension plan to satisfy our 2018 and remaining 2017 funding requirements using proceeds from the ATM Program and available cash on hand. We also contributed $1.3 million to the postretirement plan excluding amounts that were funded by participant contributions to the plan.

(b)
Pension benefits paid from Windstream’s assets totaled $0.8 million and $1.1 million in 2018 and 2017, respectively. All postretirement benefits in both years were paid from Windstream’s general corporate assets in both years.

Significant changes in the pension projected benefit obligation for the year-ended 2018 include a $75.6 million actuarial gain attributable to the change in discount rate from 3.68 percent to 4.34 percent, a $20.8 million actuarial gain attributable to other assumption changes, including changes made as a result of the 2018 experience study, the update to the lump sum conversion rate, and the update to the generational mortality projection scale to reflect the most recently published scale, and a $15.6 million actuarial loss due to plan experience.

Significant changes in the postretirement projected benefit obligation for the year-ended 2018 include a $4.1 million actuarial gain due to plan experience, a $1.6 million actuarial gain is attributable to other assumption changes, including changes made as a result of the 2018 experience study, the updates to claims cost and trend rate experience, and the update to the generational mortality projection scale to reflect the most recently published scale, and a $1.5 million actuarial gain attributable to the change in discount rate from 3.74 percent to 4.38 percent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

The accumulated benefit obligation of our pension plan and executive retirement agreements, was $1,033.2 million, $1,141.7 million and $1,105.5 million at December 31, 2018, 2017 and 2016, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits expense (income) were as follows for the years ended December 31:

	Pension Benefits (a)			Postretirement Benefits
(Millions)	2018	2017	2016	2018	2017	2016
Discount rate	4.00%	4.19%	4.40%	3.74%	4.26%	4.67%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	2.00%	—%	—%	—%

(a)
As a result of the remeasurement of our pension benefit obligation due to benefit provision changes previously discussed, key assumptions including the discount rate were updated as of the remeasurement date.

Actuarial assumptions used to calculate the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Discount rate	4.34%	3.68%	4.38%	3.74%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—%	—%

In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 31.0 percent to equities, 49.0 percent to fixed income securities, and 20.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent.

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2018	2017
Healthcare cost trend rate assumed for next year	6.25%	6.50%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2024	2024

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2019	2018	2017
Equity securities	25.8% - 35.8%	24.4%	28.9%
Fixed income securities	35.5% - 60.5%	53.5%	53.3%
Alternative investments	14.7% - 24.7%	21.6%	15.7%
Money market and other short-term interest bearing securities	0.0% - 6.5%	0.5%	2.1%
		100.0%	100.0%

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

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2018:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund and interest bearing cash (a)	$41.0	$—	$41.0	$—
Common collective and other trust funds (b)	137.6	—	137.6	—
Government and agency securities (c)	241.1	—	241.1	—
Corporate bonds and asset backed securities (c)	21.6	—	21.6	—
Common and preferred stocks - domestic (c)	21.8	21.8	—	—
Common and preferred stocks - international (c)	29.2	29.2	—	—
Mutual fund (c)	42.5	42.5	—	—
Real estate LLCs (d)	70.3	—	—	70.3
Derivative financial instruments (e)	—	—	—	—
Other investments (f)	1.2	0.4	—	0.8
Investments included in fair value hierarchy	606.3	$93.9	$441.3	$71.1
Other investments measured at NAV:
Pooled funds (g)	96.5
Real estate and private equity funds (h)	40.0
Total investments	742.8
Dividends and interest receivable	1.0
Pending trades and other liabilities	(2.9)
Total plan assets	$740.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2017:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund and interest bearing cash (a)	$56.0	$—	$56.0	$—
Common collective and other trust funds (b)	202.0	—	202.0	—
Government and agency securities (c)	250.7	—	250.7	—
Corporate bonds and asset backed securities (c)	27.3	—	27.3	—
Common and preferred stocks - domestic (c)	35.0	35.0	—	—
Common and preferred stocks - international (c)	26.5	26.5	—	—
Mutual fund (c)	51.7	51.7	—	—
Real estate LLCs (d)	72.7	—	—	72.7
Derivative financial instruments (e)	6.4	—	6.4	—
Other investments (f)	1.3	0.5	—	0.8
Investments included in fair value hierarchy	729.6	$113.7	$542.4	$73.5
Other investments measured at NAV:
Pooled funds (g)	85.1
Real estate and private equity funds (h)	36.6
Total investments	851.3
Dividends and interest receivable	4.4
Pending trades and other liabilities	(14.3)
Total plan assets	$841.4

(a)
Money market fund is valued based on the fair value of the underlying assets held as determined by the fund manager on the last business day of the year. The underlying assets are mostly comprised of certificates of deposit, time deposits and commercial paper valued at amortized cost. The carrying amount of interest bearing cash is estimated to approximate fair value due to the short-term nature of this investment.

(b)
Units in common collective and other trust funds are valued by reference to the funds' underlying assets and are based on the net asset value as reported by the fund manager on the last business day of the year. The underlying assets are mostly comprised of publicly traded equity securities and fixed income securities. These securities are valued at the official closing price of, or the last reported sale prices as of the close of business or, in the absence of any sales, at the latest available bid price.

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

(d)
This category consists of real estate properties contributed by Windstream to limited liability companies (“LLCs”) wholly- owned by the pension plan. The fair value of these properties is based on independent appraisals. (See also Note 5.)

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

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Real estate LLCs	Guaranteed annuity contract	Total
Balance at December 31, 2016	$78.4	$0.8	$79.2
Unrealized (loss) gains	(5.7)	0.1	(5.6)
Purchases and sales, net	—	(0.1)	(0.1)
Balance at December 31, 2017	72.7	0.8	73.5
Unrealized (loss) gains	(2.4)	0.1	(2.3)
Purchases and sales, net	—	(0.1)	(0.1)
Balance at December 31, 2018	$70.3	$0.8	$71.1

There were no transfers within the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2018:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2019	$16.0	$1.3
Expected benefit payments:
2019	$77.2	$1.3
2020	76.1	1.2
2021	74.7	1.2
2022	73.5	1.1
2023	72.5	1.1
2024-2028	338.5	5.8

For 2019, the expected employer contribution for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and our 2017 annual funding requirements and $0.8 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. We intend to fund these contributions using our common stock, cash or a combination thereof.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expense of $22.0 million, $22.9 million and $21.1 million in 2018, 2017 and 2016, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2018 matching contribution will be made in cash. In 2018, we contributed 3.6 million shares of our common stock with a fair value of $28.3 million to the plan for the 2017 annual matching and other contributions. During 2017, we contributed 0.6 million shares of our common stock with a value of $22.7 million, as determined by the plan trustee, and $0.6 million in cash to the plan for the 2016 annual matching contribution. During 2016, we contributed 0.6 million shares of our common stock to the plan for the 2015 annual matching contribution. At the time of these contributions, the shares had a value of approximately $24.0 million as determined by the plan trustee.

10. Share-Based Compensation Plans:

All share-based compensation award information presented has been retrospectively adjusted to reflect the effects of the one-for-five reverse stock split which became effective on May 25, 2018 (see Note 1).

In May 2018, our stockholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) which (i) extended the term of the Incentive Plan through February 6, 2023 and (ii) increased the maximum number of shares authorized for issuance or delivery under the Incentive Plan on a post-reverse stock split basis from 4.9 million to 6.8 million. Under the Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of December 31, 2018, the Incentive Plan had remaining capacity of 2.1 million awards.

Stock Options – During 2018, our Board of Directors granted 1.1 million stock options to certain officers, executives and other key management employees. Under terms of the grant award, the stock options vest ratably over a three-year period from the date of grant and the exercise price of the option equals the market value of our common stock on the date of grant. The maximum term for each option granted is 10 years. Our practice is to issue new shares of common stock upon the exercise of stock options.

We measure the cost of employee stock options based on the grant-date fair value and recognize that cost on a straight-line basis over the period in which a recipient is required to provide services in exchange for the options, which is equal to the vesting period.

The weighted average fair value of stock options granted during the year ended December 31, 2018 was $4.25 per share using the Black-Scholes option-pricing model and the following weighted average assumptions:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Share-Based Compensation Plans, Continued:

The following table summarizes stock option activity as of December 31, 2018:

	(Thousands) Number of Shares Underlying Options		Weighted Average Exercise Price	(Years) Weighted Average Remaining Contractual Life	(Millions) Aggregate Intrinsic Value
Outstanding at December 31, 2017	34.2	(a)	$68.20
Granted	1,079.3		$7.50
Exercised	—		$—
Canceled and forfeited	(89.5)		$21.15
Outstanding at December 31, 2018	1,024.0		$8.33	9.0	$—
Vested or expected to vest at December 31, 2018	903.2		$8.45	9.0	$—
Exercisable at December 31, 2018	17.2		$57.01	1.5	$—

(a)	Represents options issued in conjunction with past acquisitions as replacement awards to former employees of the acquired companies. Prior to 2018, no other stock options had been granted by us.

The following table summarizes stock option information as of December 31, 2018:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	(Thousands) Number of Options	Weighted Average Exercise Price	(Thousands) Number of Options	Weighted Average Exercise Price
$7.50 - $7.60	1,006.8	$7.50	—	$—
$20.90 - $24.00	1.0	$21.04	1.0	$21.04
$43.95 - $91.35	16.2	$59.37	16.2	$59.37
	1,024.0	$8.33	17.2	$57.01

At December 31, 2018, total unamortized compensation cost for non-vested stock option awards amounted to $2.8 million and is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock and Restricted Stock Units - Our board of directors may approve grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. Grants may include time-based and performance-based awards. Time-based awards granted to employees generally vest over a service period of two or three years. Performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of specified targets over a three-year period.

There were no performance-based restricted stock units granted in 2018. The three-year operating targets for the performance-based restricted stock units granted in 2017 were approved by the board of directors in May 2017. The 2016 three-year operating targets for the performance-based restricted stock units were approved by the board of directors in February 2016. For the 2017 and 2016 annual measurement periods, each of the operating targets were met by the end of their respective measurement periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Share-Based Compensation Plans, Continued:

The vesting periods and grant date fair value for restricted stock and restricted stock units issued, including the EarthLink replacement awards, were as follows for the years ended December 31:

(Number of shares in thousands)	2018	2017	2016
Service-based restricted stock and restricted units:
Vest variably over remaining service period, up to three-years	—	571.7	276.2
Vest ratably over a three-year service period	—	490.3	—
Vest one year from date of grant, service based - granted to non-employee directors	109.6	41.4	39.6
Vest immediately on date of grant, service based - granted to non-employee directors	41.1	—	—
Vest two years from date of grant, service based	—	—	10.6
Vest three years from date of grant, service based	—	6.8	10.7
Total granted	150.7	1,110.2	337.1
Grant date fair value (Dollars in millions)	$1.1	$166.5	$49.5
Performance restricted units:
Vest variably over remaining required service period, up to three years	—	474.2	—
Vest contingently at the end of the respective performance period	—	251.7	276.0
Total granted	—	725.9	276.0
Grant date fair value (Dollars in millions)	$—	$130.5	$39.5

Service-based restricted stock and restricted unit activity for the year ended December 31, 2018 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2017	1,022.8	$31.45
Granted	150.7	$7.30
Vested	(576.1)	$32.87
Forfeited	(75.3)	$28.37
Non-vested at December 31, 2018	522.1	$23.34

Performance restricted stock unit activity for the year ended December 31, 2018 was as follows:

	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2017	520.7	$32.90
Granted	—	$—
Vested	(103.7)	$36.09
Forfeited	(91.6)	$27.70
Non-vested at December 31, 2018	325.4	$28.35

At December 31, 2018, unrecognized compensation expense for restricted stock and restricted stock units totaled $7.2 million and is expected to be recognized over the weighted average vesting period of 0.7 years. Unrecognized compensation expense is included in additional paid-in capital in the accompanying consolidated balance sheets and statements of shareholders’ and member equity. The total fair value of shares vested was $22.7 million, $40.0 million and $22.9 million during 2018, 2017 and 2016, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $11.3 million, $32.5 million and $19.9 million for 2018, 2017 and 2016, respectively.

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

(Millions)	2018	2017	2016
Restricted stock and restricted units and stock options	$11.3	$32.5	$19.9
Employee savings plan (See Note 9)	—	22.9	21.1
Management incentive compensation plans	—	—	0.6
Share-based compensation expense	$11.3	$55.4	$41.6

11. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business, which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. During 2017, we incurred investment banking fees, legal, accounting and other consulting fees, severance and employee benefit costs, contract and lease termination costs, and other integration expenses related to the mergers with EarthLink and Broadview. We also incurred legal fees in 2018 and 2017 for litigation related to the Uniti spin-off. During the fourth quarter of 2017, we completed a network optimization project begun in late 2015 designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration. During 2016, we renegotiated the terms of the lease resulting in the elimination of any future rental payments due under the original lease agreement. As a result, we recorded a $2.0 million reduction in the liability associated with this lease.

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

During 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 800 positions and incurred restructuring charges of $24.6 million consisting of severance and employee benefit costs. We also incurred lease termination costs of $20.4 million as a result of vacating certain facilities.

During 2017, we completed a restructuring of our workforce to streamline our operations, which resulted in the elimination of approximately 725 employees. In addition to this initiative, we completed other reductions in our workforce during the first half of 2017 eliminating approximately 375 employees in our ILEC small business and enterprise segments as well as in our engineering, finance and information technology work groups to more efficiently manage our operations. In completing our 2017 workforce reductions, we incurred total severance and other employee benefit costs of $35.0 million. Restructuring charges for 2017 also include lease termination costs associated with vacated facilities and consulting fees.

During 2016, restructuring charges primarily consisted of severance and other employee-related costs totaling $18.7 million related to the completion of several small workforce reductions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2018	2017	2016
Merger, integration and other costs:
Information technology conversion costs	$1.1	$3.0	$0.3
Costs related to merger with EarthLink (a)	15.5	104.1	2.7
Costs related to merger with Broadview (b)	4.1	14.3	—
Costs related to acquisitions of MASS and ATC	2.5	—	—
Legal fees related to Uniti spin-off litigation (see Note 17)	7.2	7.5	—
Costs related to sale of data center business	—	—	0.9
Network optimization and contract termination costs	—	8.5	11.9
Consulting and other costs	1.5	—	—
Reversal of lease termination costs	—	—	(2.0)
Total merger, integration and other costs	31.9	137.4	13.8
Restructuring charges	45.0	43.0	20.3
Total merger, integration and other costs and restructuring charges	$76.9	$180.4	$34.1

(a)
In 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the Merger of $6.9 million, and other miscellaneous expenses of $3.7 million. We also incurred contract and lease termination costs of $4.9 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

In 2017, these amounts include investment banking, legal and other consulting services of $24.0 million, severance and employee benefit costs for EarthLink employees terminated after the Merger of $39.0 million, share-based compensation expense of $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees, rebranding and marketing of $5.3 million and other miscellaneous expenses of $3.2 million. We also incurred contract and lease termination costs of $22.5 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

(b)
In 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.8 million.We also incurred contract and lease termination costs of $2.3 million as a result of vacating certain facilities related to the acquired operations of Broadview.

In 2017, these amounts include investment banking, legal and other consulting fees of $4.5 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $4.7 million.We also incurred contract and lease termination costs of $3.7 million as a result of vacating certain facilities related to the acquired operations of Broadview.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges decreased net income $56.4 million, $113.6 million and $21.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at December 31:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Lease Termination Costs	Total
Balance at December 31, 2016	$1.5	$4.3	$—	$5.8
Expenses incurred in period	137.4	35.0	8.0	180.4
Cash outlays during the period	(128.6)	(34.3)	(3.8)	(166.7)
Balance at December 31, 2017	10.3	5.0	4.2	19.5
Expenses incurred in period	31.9	24.6	20.4	76.9
Cash outlays during the period	(38.2)	(17.0)	(9.3)	(64.5)
Balance at December 31, 2018	$4.0	$12.6	$15.3	$31.9

Payments of these liabilities will be funded through operating cash flows.

12. Gain on Sale of Consumer CLEC Business:

On December 31, 2018, Windstream Services completed the sale of substantially all of its consumer competitive local exchange carrier (“CLEC”) business to an affiliate of Trive Capital Fund III LLP and nQue Technologies for $320.9 million in cash, net of a working capital adjustment, and recorded a pre-tax gain of $145.4 million. The Consumer CLEC operations sold consisted solely of the former EarthLink Holdings Corp (“EarthLink”) consumer business that we acquired in February 2017 (see Note 3). The sold operations comprised approximately 3.0 percent of our total consolidated revenues and sales for 2018 and less than 2.0 percent of our total consolidated assets at the date of disposition. The sale of the consumer CLEC business did not represent a strategic shift in our operations nor have a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. Excluding the effects of the gain, the consumer CLEC business generated pre-tax income of $92.5 million and $87.3 million in 2018 and 2017, respectively.

13. Other-Than-Temporary Impairment Loss on Investment in Uniti Common Stock:

As previously discussed in Note 5, during 2015, we completed the spin-off of certain telecommunications network assets to Uniti. As of the spin-off date, we retained a passive ownership interest in approximately 19.6 percent of the common stock of Uniti. The retained Uniti shares were classified as available-for-sale and recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income. No deferred income taxes were recorded with respect to the unrealized gains and losses due to the tax-free qualification of the spin-off. During the first quarter of 2016, we recorded an other-than-temporary impairment loss of $181.9 million for the difference between the fair value of the Uniti common stock as of March 31, 2016 and our cost basis, which had been based on the market value of the shares on the date of spin-off. We recorded the other-than-temporarily impairment due to the duration in which the Uniti shares had traded at a market price below our initial cost basis. Following the recognition of the other-than-temporary impairment loss, the cost basis of the Uniti shares was adjusted to equal the March 31, 2016 market value. Subsequent changes in the market value of the Uniti shares were recorded in accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

14. Other Expense, Net:

The components of other expense, net were as follows for the years ended December 31:

(Millions)	2018	2017	2016
(Loss) gain on disposal of data center operations (a)	$(7.9)	$0.6	$(10.0)
Non-operating pension income (expense)	4.5	(2.0)	(50.4)
Non-operating OPEB (expense) income	(0.7)	(0.9)	4.8
Dividend income on Uniti common stock	—	—	17.6
Net gain on disposal of investment in Uniti common stock (b)	—	—	15.2
Other, net	(0.8)	—	(1.2)
Other expense, net	$(4.9)	$(2.3)	$(24.0)

(a)
During the first quarter of 2018, Windstream Services disposed of its data center operations in Virginia. In completing this disposal, Windstream Services also settled its remaining obligations under a long-term lease and incurred a net loss on disposal. In December 2015, Windstream Services completed the sale of a substantial portion of its data center business to TierPoint LLC (“TierPoint”). Pursuant to the terms of the Membership Interest Purchase Agreement, Windstream Services agreed to indemnify TierPoint for certain losses attributable to any alleged breaches of representations and warranties made by us with such indemnification liability capped at $10.0 million. In November 2016, TierPoint submitted a notice of a claim to us for indemnification and payment of $10.0 million. Due to the nature of the claims and the potential difficulty in defending against such claims, as of December 31, 2016, we recorded a loss of $10.0 million related to the indemnification claim. During the second quarter of 2017, we made a cash payment to TierPoint of $9.4 million to settle this claim.

(b)
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

15. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows for the years ended December 31:

(Millions)	2018	2017	2016
Pension and postretirement plans	$7.7	$4.0	$(1.2)
Unrealized holding gains (losses) on interest rate swaps
Designated portion	29.7	20.7	13.7
De-designated portion	(1.8)	(3.3)	(6.6)
Accumulated other comprehensive income	$35.6	$21.4	$5.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Accumulated Other Comprehensive Income, Continued:

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net (Gains) Losses on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2017	$17.4	$4.0	$21.4
Cumulative effect of adoption of ASU 2017-12	1.7	—	1.7
Cumulative effect of adoption of ASU 2018-02	3.7	(0.2)	3.5
Prior service credit arising during the period	—	2.0	2.0
Other comprehensive income before reclassifications	2.8	5.5	8.3
Amounts reclassified from accumulated other comprehensive income (a)	2.3	(3.6)	(1.3)
Balance at December 31, 2018	$27.9	$7.7	$35.6

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows for the years ended December 31:

Details about Accumulated Other Comprehensive Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Operations
	2018	2017	2016
Available-for-sale securities:
Gain on disposal recognized in the period	$—	$—	$(51.5)		Other expense, net
Other-than-temporary impairment loss recognized in the period	—	—	181.9		Other-than-temporary impairment loss on investment in Uniti common stock
	—	—	130.4		Net loss
Losses on interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	3.0	5.3	4.8		Interest expense
	3.0	5.3	4.8		Loss before income taxes
	(0.7)	(2.0)	(1.9)		Income tax benefit
	2.3	3.3	2.9		Net loss
Pension and postretirement plans:
Plan curtailments	—	—	(5.5)	(a)
Amortization of net actuarial loss	0.2	0.1	0.2	(a)
Amortization of prior service credits	(5.1)	(0.7)	(1.1)	(a)
	(4.9)	(0.6)	(6.4)		Loss before income taxes
	1.3	0.1	2.5		Income tax benefit
	(3.6)	(0.5)	(3.9)		Net loss
Total reclassifications for the period, net of tax	$(1.3)	$2.8	$129.4		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (income) (See Note 9).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Income Taxes:

Income tax expense (benefit) was as follows for the years ended December 31:

(Millions)	2018	2017	2016
Current:
Federal	$0.3	$(0.3)	$(2.7)
State	7.6	4.9	1.0
	7.9	4.6	(1.7)
Deferred:
Federal	356.1	(328.0)	(130.2)
State	85.1	(84.7)	(8.1)
	441.2	(412.7)	(138.3)
Income tax expense (benefit)	$449.1	$(408.1)	$(140.0)

The 2018 deferred income tax expense includes the impact of recording additional valuation allowance.  There was also a goodwill impairment charge recorded in 2017 that resulted in the recognition of a deferred income tax benefit. The remainder of deferred income tax expense (benefit) for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the accompanying consolidated financial statements.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	3.9	3.6	3.7
Adjust deferred taxes for state net operating loss carryforward	0.1	—	(0.6)
Transaction costs	—	(0.1)	(0.2)
Valuation allowance	(183.1)	(0.1)	—
Income tax reserves	—	—	0.1
Research and development credit	(1.0)	0.1	0.8
Disallowed loss	—	—	(12.1)
Share-based compensation	(1.0)	(0.1)	—
Debt exchange	6.8	(6.1)	—
2017 federal tax reform	—	(7.6)	—
Goodwill impairment	—	(8.4)	—
Sale of Consumer CLEC business	(9.3)	—	—
Other items, net	(1.4)	(0.1)	—
Effective income tax rate	(164.0)%	16.2%	26.7%

The disallowed loss in 2016 was attributable to the disposal of the Uniti common stock. With regard to the debt exchange that occurred in 2017, a portion was treated as cancellation of debt (“COD”) income for tax purposes and resulted in non-deductible original issue discount (“OID”). We also recorded the impact of the portion of the 2017 goodwill impairment that was non-deductible.

In 2018, we assessed our valuation allowance after considering the adverse court ruling and the resulting acceleration of all of our long-term debt obligations and payments due under the master lease with Uniti and subsequent filing of the Chapter 11 Cases. We determined, based upon all available evidence, that a full valuation allowance was necessary, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Additionally, we recorded incremental tax expense from the sale of the consumer CLEC business. In conjunction with the 2018 debt exchange, there was also a non-taxable gain on extinguishment of debt for financial statement purposes partially offset by COD income for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Income Taxes, Continued:

Federal Tax Reform – On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was signed into law in the United States. The most significant change is the reduction of the statutory corporate tax rate from 35 percent to 21 percent effective January 1, 2018. In accordance with the 2017 Tax Act, we recorded a decrease to our net deferred tax assets of $192.2 million and corresponding deferred income expense in the fourth quarter of 2017, the period in which the legislation was enacted. Additionally, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the 2017 Tax Act currently available which resulted in no material adjustments for the year ended December 31, 2018.

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2018	2017
Property, plant and equipment	$825.5	$876.3
Goodwill and other intangible assets	477.7	532.5
Operating loss and credit carryforward	(576.8)	(595.6)
Postretirement and other employee benefits	(79.6)	(85.6)
Unrealized holding loss and interest rate swaps	7.2	4.5
Deferred compensation	(2.3)	(2.8)
Bad debt	(15.1)	(14.5)
Long-term lease obligations	(1,170.9)	(1,226.3)
Deferred debt costs	(19.2)	(2.0)
Share-based compensation	(6.8)	(7.9)
Other, net	(20.4)	(29.0)
	(580.7)	(550.4)
Valuation allowance	685.0	179.6
Deferred income taxes, net	$104.3	$(370.8)
Deferred tax assets	$(1,954.0)	$(2,000.7)
Deferred tax liabilities	2,058.3	1,629.9
Deferred income taxes, net	$104.3	$(370.8)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases, we considered the reversal of taxable temporary differences and carryback potential as a source of income as of December 31, 2018. After consideration of these factors, we recorded a full valuation allowance for the year ended December 31, 2018, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Accordingly, the valuation allowance for the year ended December 31, 2018 increased by $505.4 million, which is included in income tax expense. At December 31, 2017, our valuation allowance consisted of $173.0 million related to federal and state loss carryforwards and $6.6 million related to our state tax credit carryforward.

At December 31, 2018 and 2017, we had federal net operating loss carryforwards of approximately $1,920.2 million and $1,796.6 million, respectively. Net operating losses generated prior to 2018 expire in varying amounts from 2019 through 2037. Under the 2017 Tax Act, federal net operating losses generated in 2018 and future years can be carried forward indefinitely. The loss carryforwards at December 31, 2018 were primarily losses acquired in conjunction with our acquisitions including PAETEC, EarthLink and Broadview. The 2018 increase is primarily associated with the increased IRC Section 382 limitation for EarthLink losses due to the sale of the consumer CLEC business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Income Taxes, Continued:

At December 31, 2018 and 2017, we had state net operating loss carryforwards of approximately $2,456.6 million and $2,805.4 million, respectively, which expire annually in varying amounts from 2019 through 2038. The loss carryforwards at December 31, 2018 were primarily losses acquired in conjunction with our acquisitions including PAETEC and EarthLink.

The amount of federal tax credit carryforward at December 31, 2018 and 2017, was approximately $21.8 million and $44.2 million, respectively, which expire in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at December 31, 2018 and 2017, was approximately $17.7 million and $19.9 million, respectively, which expire in varying amounts from 2019 through 2027.

Federal and state tax rules limit the deductibility of loss carryforwards in years following an ownership change. In May 2018, Windstream's shareholders renewed our shareholder rights plan designed to protect our net operating loss carryforwards from the effect of such a change. This plan was designed to deter an ownership change (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carryforwards in the future. The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream common stock from the rights plan, if such acquisition would not limit or impair the availability of our net loss carryforwards.

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2018	2017	2016
Beginning balance	$8.7	$8.8	$10.1
Additions based on EarthLink acquisition	—	2.5	—
Additions based on tax positions related to current year	—	0.7	0.7
Reductions for tax positions of prior years	(0.7)	(1.2)	(1.6)
Settlements	—	(2.1)	(0.4)
Ending balance	$8.0	$8.7	$8.8

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $7.6 million, $8.3 million and $8.6 million (net of indirect benefits) for the years ended December 31, 2018, 2017 and 2016, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2015. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2018, 2017 and 2016, we recognized approximately $0.1 million, $0.2 million, and $0.1 million in interest and penalties, respectively. Furthermore, we had approximately $0.3 million, $0.3 million, and $0.1 million of interest and penalties accrued as of December 31, 2018, 2017 and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Commitments and Contingencies:

Lease Commitments

Minimum rental commitments for all non-cancellable operating leases, consisting principally of leases for network facilities, real estate, office space and office equipment were as follows as of December 31, 2018:

Year	(Millions)
2019	$159.0
2020	108.8
2021	87.3
2022	66.3
2023	51.2
Thereafter	182.6
Total	$655.2

Rental expense totaled $162.0 million, $161.6 million and $115.5 million in 2018, 2017 and 2016, respectively.

Litigation

In a notice letter received September 22, 2017 (the “Original Notice”), Aurelius Capital Master, Ltd. (“Aurelius”) asserted an alleged default of certain senior unsecured notes, the 6.375 percent Senior Notes due August 2023 of Windstream Services, based on alleged violations of the associated indenture (the “2013 Indenture”). Aurelius primarily alleged that Windstream Services violated the 2013 Indenture by executing transactions related to the spin-off of Uniti in April 2015 (the “Spin-Off”) that, according to Aurelius, constituted a Sale and Leaseback Transaction that was prohibited under Section 4.19 of the 2013 Indenture.

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

Additionally, as outlined in Note 5, on October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the 6.375 percent notes, and on October 31, 2017, learned that based on tenders of notes in the exchange offers and consents delivered in the consent solicitation, upon early settlement of the exchange offers, holders representing the requisite percentage of the 6.375 percent notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Windstream Services and the Trustee executed a supplemental indenture, and new 6.375 percent notes were issued, which gave effect to the waivers and consents for the 6.375 percent notes. During the fourth quarter of 2017, Windstream Services also completed consent solicitations with respect to each of its series of outstanding notes, pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the Spin-Off and amend the indentures governing such notes to give effect to such waivers and amendments.

On November 22, 2017, Windstream Services filed a motion seeking dismissal of the Trustee’s complaint, which motion was denied without prejudice. On the same date, Aurelius filed counterclaims seeking a declaration that the new 6.375 percent notes were improperly issued and that the debt exchange offers and consent solicitation were void. Windstream Services asserted that such counterclaims should be dismissed pursuant to Section 6.06 of the 2013 Indenture, which contains a “no-action” clause. On November 27, 2017, Windstream Services received a second purported notice of default (the “Second Notice”) from Aurelius which alleged that certain of the exchange and consent transactions described above violated the terms of the 2013 Indenture. Aurelius withdrew the Second Notice on December 6, 2017, and served an alleged notice of an Event of Default and acceleration on December 7, 2017 (“Notice of Acceleration”). The Notice of Acceleration claimed that the principal amount, and all accrued interest, owed under the 2013 Indenture was now due and payable as result of Windstream Services allegedly not curing the alleged defaults set forth in the Original Notice within the sixty-day cure period.

Trial in this matter occurred July 23-25, 2018, and the court heard final arguments on July 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Commitments and Contingencies, Continued:

On February 15, 2019, Judge Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off and the 2017 exchange and consent transactions and found that the trustee under the 2013 Indenture and/or Aurelius are entitled to a judgment:

•	declaring that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

•	declaring that our breaches of Section 4.19 constitute a “Default” under 2013 Indenture;

•	declaring that the 6.375 percent notes issued in the 2017 exchange and consent transactions do not constitute “Additional Notes” under the 2013 Indenture;

•	declaring that the notice of default with respect to the foregoing breaches was valid and effective;

•	declaring that those breaches ripened into “Events of Default” as defined in the 2013 Indenture on December 6, 2017;

•
declaring that the notice of acceleration with respect to those “Events of Default” was valid and effective, and all principal together with all accrued and unpaid interest on the notes became immediately due and payable as of that date;

•	enjoining us from taking any further action to issue new notes in contravention of, or to otherwise violate, the 2013 Indenture;

•	awarding to Aurelius a money judgment in an amount of $310,459,959.10 plus interest from and after July 23, 2018; and

•	dismissing our counterclaims with prejudice.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed Chapter 11 Cases in the Bankruptcy Court. The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements were stayed as of the Petition Date. See Note 5 to our consolidated financial statements for more information about the debt agreements.

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the quarter in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. Additionally, Windstream received a shareholder demand letter in the fourth quarter of 2018 related to the EarthLink merger. All four of the complaints and the demand letter contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading. We believe that we have valid defenses for each of the lawsuits, and we plan to vigorously defend the pursuit of all matters. While the ultimate resolution of the matters is not currently predictable, if there is an adverse ruling in any of these matters, the ruling could have material adverse effects on the future consolidated results of our income, cash flows, or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Commitments and Contingencies, Continued:

Other Matters

Windstream and one of its business customers had an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services is administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, and Windstream appealed USAC’s denial to the FCC on August 23, 2018. The FCC has yet to rule on the appeal. While the ultimate resolution and timing of any decision is not currently predictable, if there is a future adverse legal ruling against us, the ruling could result in financial exposure to Windstream for the total amounts listed above.

We currently are involved in certain legal proceedings arising in the ordinary course of business and, as required, have accrued an estimate of the probable costs for the resolution of those claims for which the occurrence of loss is probable and the amount can be reasonably estimated. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings. Additionally, due to the inherent uncertainty of litigation, there can be no assurance that the resolution of any particular claim or proceeding would not have a material adverse effect on our financial condition or results of operations.

Notwithstanding the foregoing, any litigation pending against us and any claims that could be asserted against us that arose prior to the Petition Date are automatically stayed as a result of the commencement of the Chapter 11 Cases pursuant to Section 362(a) of the Bankruptcy Code, subject to certain statutory exceptions. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.

18. Segment Information:

We disaggregate our business operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services primarily over network facilities owned by other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. As previously discussed, on December 31, 2018, we sold substantially all of our consumer CLEC operations. Prior to the sale, we operated and reported the following four segments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Segment Information, Continued:

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

The accounting policies used in measuring segment operating results are the same as those described in Note 2. We evaluate performance of the segments based on contribution margin, which is computed as segment revenues and sales less segment operating expenses. Revenues and sales have been assigned to our operating segments based upon each customer’s classification to an individual segment and include all services provided to that customer. Segment revenues also include revenue from federal and state USF, CAF-Phase II support, funds received from federal access recovery mechanisms, revenues from providing switched access services, including usage-based revenues from long-distance companies and other carriers for access to our network to complete long-distance calls, reciprocal compensation received from wireless and other local connecting carriers for the use of network facilities, certain surcharges assessed to our customers, including billings for our required contributions to federal and state USF programs, and product sales to contractors. All of our revenues have been assigned to our operating segments, and accordingly, there are no differences between total segment revenues and sales and total consolidated revenues and sales.

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, share-based compensation, pension expense, business transformation expenses and costs related to network optimization projects to our segments because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, legal and human resources, are not assigned to our segments. Interest expense and net gain (loss) on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any long-term debt obligations to the segments. Other income, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Segment Information, Continued:

The following table summarizes our segment results for the years ended December 31:

(Millions)	2018	2017	2016
Consumer & Small Business:
Revenues and sales	$1,877.0	$1,978.3	$2,063.3
Costs and expenses	787.4	848.5	870.7
Segment income	1,089.6	1,129.8	1,192.6
Enterprise:
Revenues and sales	2,931.9	2,942.1	2,587.9
Costs and expenses	2,303.7	2,364.9	2,075.7
Segment income	628.2	577.2	512.2
Wholesale:
Revenues and sales	723.1	756.6	720.8
Costs and expenses	216.5	226.8	194.5
Segment income	506.6	529.8	526.3
CLEC Consumer:
Revenues and sales	181.1	175.9	15.0
Costs and expenses	79.0	86.9	13.1
Segment income	102.1	89.0	1.9
Total segment revenues and sales	5,713.1	5,852.9	5,387.0
Total segment costs and expenses	3,386.6	3,527.1	3,154.0
Total segment income	$2,326.5	$2,325.8	$2,233.0

The following table reconciles segment income to consolidated net loss income for the years ended December 31:

(Millions)	2018	2017	2016
Total segment income	$2,326.5	$2,325.8	$2,233.0
Depreciation and amortization	(1,526.7)	(1,470.0)	(1,263.5)
Goodwill impairment	—	(1,840.8)	—
Merger, integration and other costs	(31.9)	(137.4)	(13.8)
Restructuring charges	(45.0)	(43.0)	(20.3)
Other unassigned operating expenses	(426.3)	(425.2)	(374.4)
Other expense, net	(4.9)	(2.3)	(24.0)
Gain on sale of Consumer CLEC business	145.4	—	—
Net gain (loss) on early extinguishment of debt	190.3	(56.4)	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	(181.9)
Interest expense	(901.3)	(875.4)	(860.6)
Income tax (expense) benefit	(449.1)	408.1	140.0
Net loss	$(723.0)	$(2,116.6)	$(383.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information:

Debentures and notes, without collateral, issued by Windstream Services, LLC
In connection with the issuance of the 7.750 percent senior notes due October 15, 2020, the 7.750 percent senior notes due October 1, 2021, the 7.500 percent senior notes due June 1, 2022, the 7.500 percent senior notes due April 1, 2023, the 6.375 percent senior notes due August 1, 2023 (“the guaranteed notes”), certain of Windstream Services’ wholly-owned subsidiaries (the “Guarantors”), provide guarantees of those debentures. These guarantees are full and unconditional, subject to certain customary release provisions, as well as joint and several. All personal property assets and related operations of the Guarantors are pledged as collateral on the senior secured credit facility of Windstream Services. Certain Guarantors may be subject to restrictions on their ability to distribute earnings to Windstream Services. The remaining subsidiaries of Windstream Services (the “Non-Guarantors”) are not guarantors of the guaranteed notes. Windstream Holdings is not a guarantor of any Windstream Services debt instruments.

Following the mergers, the acquired legal entities of EarthLink, Broadview, MASS, and ATC have been designated as either Guarantors or Non-Guarantors. Accordingly, the financial information presented herein includes the acquired EarthLink operations beginning on February 27, 2017, the acquired Broadview operations beginning on July 28, 2017, the acquired MASS operations as of March 27, 2018, and the acquired ATC operations as of August 31, 2018.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016, condensed consolidating and combined balance sheets as of December 31, 2018 and 2017, and condensed consolidating and combined statements of cash flows for the years ended December 31, 2018, 2017 and 2016 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries and have been presented using the equity method of accounting.

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,150.3	$4,592.1	$(105.2)	$5,637.2
Product sales	—	71.1	4.8	—	75.9
Total revenues and sales	—	1,221.4	4,596.9	(105.2)	5,713.1
Costs and expenses:
Cost of services	—	500.2	2,459.4	(104.8)	2,854.8
Cost of products sold	—	61.5	7.6	—	69.1
Selling, general and administrative	—	149.0	738.6	(0.4)	887.2
Depreciation and amortization	5.7	441.7	1,079.3	—	1,526.7
Merger, integration and other costs	—	0.2	31.7	—	31.9
Restructuring charges	—	3.8	41.2	—	45.0
Total costs and expenses	5.7	1,156.4	4,357.8	(105.2)	5,414.7
Operating (loss) income	(5.7)	65.0	239.1	—	298.4
(Losses) earnings from consolidated subsidiaries	(786.9)	(80.6)	49.3	818.2	—
Other income (expense), net	0.5	(0.3)	(5.1)	—	(4.9)
Gain on sale of Consumer CLEC business	—	145.4	—	—	145.4
Net gain on early extinguishment of debt	190.3	—	—	—	190.3
Intercompany interest income (expense)	54.7	(45.1)	(9.6)	—	—
Interest expense	(418.9)	(141.9)	(340.5)	—	(901.3)
Loss before income taxes	(966.0)	(57.5)	(66.8)	818.2	(272.1)
Income tax (benefit) expense	(244.4)	519.6	174.3	—	449.5
Net loss	$(721.6)	$(577.1)	$(241.1)	$818.2	$(721.6)
Comprehensive loss	$(712.8)	$(577.1)	$(241.1)	$818.2	$(712.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,190.5	$4,668.5	$(99.3)	$5,759.7
Product sales	—	83.6	9.6	—	93.2
Total revenues and sales	—	1,274.1	4,678.1	(99.3)	5,852.9
Costs and expenses:
Cost of services	—	565.4	2,494.5	(97.2)	2,962.7
Cost of products sold	—	77.2	16.3	—	93.5
Selling, general and administrative	—	162.4	733.8	(2.1)	894.1
Depreciation and amortization	9.3	365.0	1,095.7	—	1,470.0
Goodwill impairment	979.4	—	861.4	—	1,840.8
Merger, integration and other costs	—	1.6	135.8	—	137.4
Restructuring charges	—	8.5	34.5	—	43.0
Total costs and expenses	988.7	1,180.1	5,372.0	(99.3)	7,441.5
Operating (loss) income	(988.7)	94.0	(693.9)	—	(1,588.6)
Losses (earnings) from consolidated subsidiaries	(1,018.8)	(195.5)	11.6	1,202.7	—
Other income (expense), net	0.2	0.2	(2.7)	—	(2.3)
Net (loss) gain on early extinguishment of debt	(54.6)	(2.0)	0.2	—	(56.4)
Intercompany interest income (expense)	84.5	(39.6)	(44.9)	—	—
Interest expense	(375.8)	(149.0)	(350.6)	—	(875.4)
Loss before income taxes	(2,353.2)	(291.9)	(1,080.3)	1,202.7	(2,522.7)
Income tax benefit	(237.8)	(39.0)	(130.5)	—	(407.3)
Net loss	$(2,115.4)	$(252.9)	$(949.8)	$1,202.7	$(2,115.4)
Comprehensive loss	$(2,099.9)	$(252.9)	$(949.8)	$1,202.7	$(2,099.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss)
	For the Year Ended December 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$1,011.0	$4,304.9	$(36.0)	$5,279.9
Product sales	—	96.4	10.7	—	107.1
Total revenues and sales	—	1,107.4	4,315.6	(36.0)	5,387.0
Costs and expenses:
Cost of services	—	417.0	2,263.4	(33.2)	2,647.2
Cost of products sold	—	86.7	11.8	—	98.5
Selling, general and administrative	—	150.7	633.1	(2.8)	781.0
Depreciation and amortization	13.8	301.4	948.3	—	1,263.5
Merger, integration and other costs	—	—	13.8	—	13.8
Restructuring charges	—	2.9	17.4	—	20.3
Total costs and expenses	13.8	958.7	3,887.8	(36.0)	4,824.3
Operating (loss) income	(13.8)	148.7	427.8	—	562.7
Losses from consolidated subsidiaries	(65.1)	(65.7)	(15.1)	145.9	—
Other income (expense), net	34.6	(0.8)	(57.8)	—	(24.0)
Net loss on early extinguishment of debt	(18.0)	—	—	—	(18.0)
Other-than-temporary impairment loss on investment in Uniti common stock	(181.9)	—	—	—	(181.9)
Intercompany interest income (expense)	116.6	(44.6)	(72.0)	—	—
Interest expense	(355.1)	(149.5)	(356.0)	—	(860.6)
Loss before income taxes	$(482.7)	$(111.9)	$(73.1)	$145.9	$(521.8)
Income tax benefit	(100.2)	(16.3)	(22.8)	—	(139.3)
Net loss	(382.5)	(95.6)	(50.3)	145.9	(382.5)
Comprehensive loss	$(92.2)	$(95.6)	$(50.3)	$145.9	$(92.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$328.2	$—	$27.5	$—	$355.7
Restricted cash	5.3	—	—	—	5.3
Accounts receivable, net	—	115.3	541.1	(3.3)	653.1
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	537.9	1,842.1	(2,380.0)	—
Inventories	—	66.6	15.8	—	82.4
Prepaid expenses and other	80.3	33.9	93.8	(48.3)	159.7
Total current assets	413.8	758.7	2,520.3	(2,436.6)	1,256.2
Investments in consolidated subsidiaries	4,737.8	526.9	573.6	(5,838.3)	—
Notes receivable - affiliate	—	303.3	—	(303.3)	—
Goodwill	657.2	1,609.6	506.9	—	2,773.7
Other intangibles, net	449.9	335.3	427.9	—	1,213.1
Net property, plant and equipment	0.5	1,125.1	3,795.3	—	4,920.9
Other assets	22.8	17.8	53.4	—	94.0
Total Assets	$6,282.0	$4,676.7	$7,877.4	$(8,578.2)	$10,257.9
Liabilities and Equity (Deficit)
Current Liabilities:
Current portion of long-term debt	$5,628.5	$99.6	$—	$—	$5,728.1
Current portion of long-term lease obligations	—	1,334.5	3,235.8	—	4,570.3
Accounts payable	—	226.4	277.2	—	503.6
Affiliates payable, net	2,380.0	—	—	(2,380.0)	—
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	31.3	152.6	(3.3)	180.6
Accrued taxes	—	87.7	48.0	(48.3)	87.4
Accrued interest	41.4	1.7	0.4	—	43.5
Other current liabilities	37.8	77.7	228.7	—	344.2
Total current liabilities	8,087.7	1,858.9	3,947.7	(2,436.6)	11,457.7
Long-term lease obligations	—	15.6	57.2	—	72.8
Notes payable - affiliate	—	—	303.3	(303.3)	—
Deferred income taxes	104.3	—	—	—	104.3
Other liabilities	9.3	55.5	477.6	—	542.4
Total liabilities	8,201.3	1,930.0	4,785.8	(2,739.9)	12,177.2
Commitments and Contingencies (See Note 17)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,244.2	3,956.7	1,404.9	(5,361.6)	1,244.2
Accumulated other comprehensive income	35.6	—	7.7	(7.7)	35.6
(Accumulated deficit) retained earnings	(3,199.1)	(1,249.4)	1,597.1	(347.7)	(3,199.1)
Total (deficit) equity	(1,919.3)	2,746.7	3,091.6	(5,838.3)	(1,919.3)
Total Liabilities and Equity (Deficit)	$6,282.0	$4,676.7	$7,877.4	$(8,578.2)	$10,257.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet
	As of December 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$2.5	$40.9	$—	$43.4
Accounts receivable, net	—	185.2	461.1	(3.3)	643.0
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	18.3	1,949.8	(1,968.1)	—
Inventories	—	76.9	16.1	—	93.0
Prepaid expenses and other	26.8	44.3	83.2	—	154.3
Total current assets	26.8	332.2	2,551.1	(1,976.4)	933.7
Investments in consolidated subsidiaries	5,603.7	575.9	401.0	(6,580.6)	—
Notes receivable - affiliate	—	306.9	—	(306.9)	—
Goodwill	657.2	1,712.8	472.4	—	2,842.4
Other intangibles, net	479.8	461.7	512.9	—	1,454.4
Net property, plant and equipment	5.8	1,318.3	4,067.7	—	5,391.8
Deferred income taxes	—	460.7	205.2	(295.1)	370.8
Other assets	24.5	15.5	51.2	—	91.2
Total Assets	$6,797.8	$5,184.0	$8,261.5	$(9,159.0)	$11,084.3
Liabilities and Equity (Deficit)
Current Liabilities:
Current portion of long-term debt	$169.3	$—	$—	$—	$169.3
Current portion of long-term lease obligations	—	55.2	133.4	—	188.6
Accounts payable	—	123.4	370.6	—	494.0
Affiliates payable, net	1,968.1	—	—	(1,968.1)	—
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	40.7	169.9	(3.3)	207.3
Accrued taxes	—	23.8	65.7	—	89.5
Accrued interest	50.2	1.8	0.6	—	52.6
Other current liabilities	15.6	102.7	223.8	—	342.1
Total current liabilities	2,203.2	347.6	969.0	(1,976.4)	1,543.4
Long-term debt	5,575.0	99.6	—	—	5,674.6
Long-term lease obligations	—	1,350.1	3,293.2	—	4,643.3
Notes payable - affiliate	—	—	306.9	(306.9)	—
Deferred income taxes	295.1	—	—	(295.1)	—
Other liabilities	23.4	77.1	421.4	—	521.9
Total liabilities	8,096.7	1,874.4	4,990.5	(2,578.4)	12,383.2
Commitments and Contingencies (See Note 17)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,187.1	3,958.6	1,358.1	(5,316.7)	1,187.1
Accumulated other comprehensive income	21.4	—	4.0	(4.0)	21.4
(Accumulated deficit) retained earnings	(2,507.4)	(688.4)	1,827.0	(1,138.6)	(2,507.4)
Total (deficit) equity	(1,298.9)	3,309.6	3,271.0	(6,580.6)	(1,298.9)
Total Liabilities and Equity (Deficit)	$6,797.8	$5,184.0	$8,261.5	$(9,159.0)	$11,084.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(330.5)	$509.3	$835.9	$—	$1,014.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(235.7)	(584.5)	—	(820.2)
Acquisition of MASS and ATC, net of cash acquired	(46.9)	—	—	—	(46.9)
Proceeds from sale of Consumer CLEC business	320.9	—	—	—	320.9
Other, net	1.2	—	(9.2)	—	(8.0)
Net cash provided from (used in) investing activities	275.2	(235.7)	(593.7)	—	(554.2)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.6)	—	—	—	(1.6)
Contribution from Windstream Holdings, Inc.	12.2	—	—	—	12.2
Repayments of debt and swaps	(747.2)	—	—	—	(747.2)
Proceeds of debt issuance	816.0	—	—	—	816.0
Debt issuance costs	(23.5)	—	—	—	(23.5)
Intercompany transactions, net	334.9	(174.7)	(160.2)	—	—
Proceeds from fiber transaction	—	—	45.8	—	45.8
Payments under long-term lease obligations	—	(55.3)	(133.5)	—	(188.8)
Payments under capital lease obligations	—	(49.5)	(4.1)	—	(53.6)
Other, net	(2.0)	3.4	(3.6)	—	(2.2)
Net cash provided from (used in) financing activities	388.8	(276.1)	(255.6)	—	(142.9)
Increase (decrease) in cash, cash equivalents and restricted cash	333.5	(2.5)	(13.4)	—	317.6
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	—	2.5	40.9	—	43.4
End of period	$333.5	$—	$27.5	$—	$361.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2017
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(337.1)	$319.9	$992.1	$—	$974.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.5)	(120.4)	(787.7)	—	(908.6)
Acquisition of Broadview, net of cash acquired	(63.3)	—	—	—	(63.3)
Cash acquired from EarthLink	—	0.7	4.3	—	5.0
Other, net	—	(5.0)	(11.3)	—	(16.3)
Net cash used in investing activities	(63.8)	(124.7)	(794.7)	—	(983.2)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(83.7)	—	—	—	(83.7)
Contribution from Windstream Holdings, Inc.	9.6	—	—	—	9.6
Repayments of debt and swaps	(1,688.2)	(453.6)	(160.0)	—	(2,301.8)
Proceeds of debt issuance	2,614.6	—	—	—	2,614.6
Debt issuance costs	(27.1)	—	—	—	(27.1)
Intercompany transactions, net	(413.0)	338.7	74.3	—	—
Payments under long-term lease obligations	—	(49.5)	(119.2)	—	(168.7)
Payments under capital lease obligations	—	(34.0)	(5.0)	—	(39.0)
Other, net	(11.3)	3.5	(3.5)	—	(11.3)
Net cash provided from (used in) financing activities	400.9	(194.9)	(213.4)	—	(7.4)
Increase (decrease) in cash and cash equivalents	—	0.3	(16.0)	—	(15.7)
Cash and Cash Equivalents:
Beginning of period	—	2.2	56.9	—	59.1
End of period	$—	$2.5	$40.9	$—	$43.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2016
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Provided from Operating Activities:
Net cash (used in) provided from operating activities	$(59.8)	$363.2	$705.4	$—	$1,008.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.6)	(177.6)	(811.6)	—	(989.8)
Proceeds from the sale of property	—	1.0	5.3	—	6.3
Other, net	(4.1)	—	(2.4)	—	(6.5)
Net cash used in investing activities	(4.7)	(176.6)	(808.7)	—	(990.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(88.5)	—	—	—	(88.5)
Repayments of debt and swaps	(3,347.1)	—	—	—	(3,347.1)
Proceeds of debt issuance	3,674.5	—	—	—	3,674.5
Debt issuance costs	(12.4)	—	—	—	(12.4)
Intercompany transactions, net	(155.0)	(142.5)	294.2	3.3	—
Payments under long-term lease obligations	—	(44.9)	(107.9)	—	(152.8)
Payments under capital lease obligations	—	(1.7)	(56.0)	—	(57.7)
Other, net	(7.0)	3.6	(3.6)	—	(7.0)
Net cash provided from (used in) financing activities	64.5	(185.5)	126.7	3.3	9.0
Increase in cash and cash equivalents	—	1.1	23.4	3.3	27.8
Cash and Cash Equivalents:
Beginning of period	—	1.1	33.5	(3.3)	31.3
End of period	$—	$2.2	$56.9	$—	$59.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

20. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2018
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,713.1	$1,393.8	$1,420.6	$1,444.4	$1,454.3
Operating income	$296.6	$63.7	$75.6	$88.3	$69.0
Net (loss) income	$(723.0)	$(549.2)	$41.3	$(93.7)	$(121.4)
Basic and diluted (loss) earnings per share: (a)
Net (loss) income	($17.72)	($12.92)	$.97	($2.30)	($3.25)

(a)
Quarterly (loss) income per share amounts may not add to full-year (loss) earnings per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

 Significant items affecting our historical operating trends in the quarterly periods of 2018 were as follows:

•
As discussed in Note 9, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2018 include net pre-tax actuarial gains related to pension benefits of $14.9 million.

•	Net loss in the fourth quarter of 2018 includes a pre-tax gain of $145.4 million from the sale of our Consumer CLEC business (see Note 12).

•
As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets, due to the acceleration of all long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and Windstream’s assessment that it was more likely than not that our deferred tax assets would not be realized. See Notes 5, 16 and 17 for additional information regarding the acceleration of long-term debt obligations, the court ruling, filing of the Chapter 11 Cases, and the related effects on income taxes.

•
Net income in the third quarter of 2018 primarily reflects a pre-tax gain of $190.3 million from the early extinguishment of long-term debt in connection with the completion of two debt exchange transactions (see Note 5).

•
Operating income in each of the quarters of 2018 reflected reductions in merger, integration and other charges when compared to the same periods a year ago. The decreases were primarily attributable to our 2017 mergers with Broadview and EarthLink. Merger, integration and other charges decreased $28.5 million, $24.7 million, $2.3 million and $50.0 million in the fourth, third, second and first quarters of 2018, respectively. See Note 11 for additional information.

•
Operating income in each of the quarters of 2018 was adversely impacted by increases in depreciation and amortization expense when compared to the same periods a year ago. The increases were primarily attributable to the mergers with Broadview and EarthLink and current year additions to property, plant and equipment, reflecting our continued investment in our broadband network.

	For the Year Ended December 31, 2017
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,852.9	$1,497.9	$1,497.7	$1,491.6	$1,365.7
Operating (loss) income	$(1,590.6)	$(1,778.4)	$41.2	$102.5	$44.1
Net loss	$(2,116.6)	$(1,835.7)	$(101.5)	$(68.1)	$(111.3)
Basic and diluted loss per share: (a)
Net loss	($62.66)	($51.32)	($2.76)	($1.83)	$4.44

(a)
Quarterly loss per share amounts may not add to full-year loss per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

20. Quarterly Financial Information – (Unaudited), Continued:

 Significant items affecting our historical operating trends in the quarterly periods of 2017 were as follows:

•	As discussed in Note 4, we recognized in the fourth quarter of 2017 a goodwill impairment charge of $1,840.8 million.

•
As discussed in Note 9, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2017 include net pre-tax actuarial losses related to pension benefits of $10.5 million.

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

21. Subsequent Events:

Litigation
As previously discussed in Notes 5 and 17, Windstream Services received a notice of default from Aurelius, which alleged that Windstream Services had breached certain covenants under the indenture governing its August 2023 Notes relating to the transfer of certain assets and the subsequent lease of those assets in connection with the Uniti spin-off. On November 6, 2017, Windstream Services received consents from holders representing a majority of the outstanding aggregate principal amount of its August 2023 Notes to certain waivers and amendments to the Indenture relating to the defaults alleged in the notice of default in connection with certain exchange and consent transactions completed in 2017. On October 12, 2017, the trustee under the indenture filed suit in the United States District Court for the Southern District of New York (the “Court”) seeking a declaration that defaults had occurred under the indenture. Windstream Services filed an answer and affirmative defenses in response to the trustee’s complaint as well as counterclaims against the trustee and Aurelius for declaratory relief. Aurelius filed counterclaims seeking a declaration that the new August 2023 Notes were improperly issued in the 2017 exchange and consent transactions and the consents received from holders representing a majority of the outstanding aggregate principal amount of August 2023 Notes did not cure the defaults alleged in the Notice. On December 7, 2017, Aurelius sent a notice of acceleration to Windstream Services purporting to declare the Notes to be due and payable immediately on the basis of the defaults alleged in the notice of default and Windstream Services’ failure to cure such alleged breaches by the end of the cure period.

Trial in the litigation occurred July 23-25, 2018 and the court heard final arguments on July 31, 2018.

On February 15, 2019, Judge Furman of the Court issued certain findings of fact and conclusions of law regarding the Uniti spin-off and 2017 exchange and consent transactions. Judge Furman found that the trustee under the Indenture and/or Aurelius are entitled to a judgment against Windstream as previously outlined in Note 17.

Chapter 11 Filing

As previously discussed in Note 1, on February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors intend to use the court-supervised process to address obligations that have been accelerated as a result of the decision by Judge Furman against Windstream Services, discussed above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

21. Subsequent Events, Continued:

The Debtors continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business and minimize the effect of bankruptcy on the Debtors’ customers and employees, the Debtors filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to obtain debtor-in-possession financing, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all goods and services. On February 26, 2019, the Bankruptcy Court granted the “first day” relief.

Delisting of Common Stock

On February 25, 2019, Windstream Holdings received a letter from the listing qualifications department staff of the NASDAQ notifying us that, as a result of the Chapter 11 Cases and in accordance with NASDAQ Listing Rules 5101, 5110(b) and IM-5101-1, NASDAQ has determined that our common stock will be delisted from NASDAQ. Accordingly, trading of our common stock was suspended at the opening of business on March 6, 2019 and a Form 25-NSE was filed with the SEC, which removed our common stock from listing and registration on NASDAQ. Beginning on March 6, 2019, shares of our common stock are quoted for trading on the OTC Pink Sheets market under the trading symbol “WINMQ”.