Form 10-K/A
period 2018-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2019-04-30
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	I.R.S. Employer Identification No.

Windstream Holdings, Inc.	Delaware	001-32422	46-2847717
Windstream Services, LLC	Delaware	001-36093	20-0792300

4001 Rodney Parham Road
Little Rock, Arkansas		72212
(Address of principal executive offices)		(Zip Code)

	(501) 748-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par per share) (1)	None (1)

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

(1) On April 2, 2019, the NASDAQ Stock Market filed a Form 25 with the Securities and Exchange Commission to delist the common stock, par value $0.0001, per share of Windstream Holdings, Inc. (the “common stock”) from the NASDAQ Global Select Market. The delisting was effective 10 days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the Securities and Exchange Commission may determine, after filing of the Form 25. Following deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, the common stock shall remain registered under Section 12(g) of the Securities Exchange Act of 1934. Trading of Windstream’s common stock now occurs on the OTC Pink market under the symbol “WINMQ.”

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

Aggregate market value of voting stock held by non-affiliates as of June 30, 2018 - $225,274,930

As of April 15, 2019, 42,998,377 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

This Form 10-K/A is a combined amendment to the Annual Report on Form 10-K filed March 15, 2019, which is being filed separately by two registrants: Windstream Holdings, Inc. and Windstream Services, LLC. Windstream Services, LLC is a direct, wholly owned subsidiary of Windstream Holdings, Inc. Accordingly, Windstream Services, LLC meets the conditions set forth in general instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format. Unless the context indicates otherwise, the use of the terms “Windstream,” “we,” “us” or “our” shall refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” shall refer to Windstream Services, LLC and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, that was filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019 (the “Form 10-K”), by Windstream Holdings, Inc. (“Windstream” or the “Company”) and Windstream Services, LLC. We are filing this Amendment to provide the information required by Part III of Form 10-K previously omitted from the Form 10-K in accordance with General Instruction G.(3) to Form 10-K. This Amendment also amends Item 15 of Part IV of the Form 10-K solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended. Except as expressly stated, this Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update in any way any of the other items or disclosures contained in the Form 10-K, including, without limitation, the financial statements. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Part III

Item 10. Directors, Officers, and Corporate Governance.
Below is biographical information for each director, including age, a brief listing of principal occupations for at least the past five years, other major affiliations, and the specific experience, attributes and skills that qualify each individual to serve on Windstream’s Board of Directors. Each Director holds his or her office until a successor is duly elected and qualified or until his or her earliest death, resignation or removal.
Each director, except for Tony Thomas who serves as our President & CEO, has been determined to be independent pursuant to the NASDAQ listing standards applicable at the time the determinations were made in February 2019. In making the determinations, the Board considered the types and amounts of the commercial dealings between Windstream and its business partners with which the directors are affiliated. All transactions with the business partners were entered into in the ordinary course of business, the amounts involved are not material and none of these individuals has a personal interest in the respective relationships. The Board determined that none of these relationships constitutes a “related-person transaction” under applicable SEC rules or interfere with the directors’ exercise of independent judgment in carrying out their responsibilities.

ALAN L. WELLS - CHAIRMAN OF THE BOARD
Age: 59
Qualification Highlights:

✓ Former Board Chair, CEO and CFO - Public Company

✓ Corporate Strategy Development and Oversight; Capital Markets; Financial and
       Accounting Expertise; Business Operations Expertise

✓ Extensive Knowledge of Telecommunications and Regulated Industries

Biography
Mr. Wells has served as a director since 2010 and as Chairman of the Board since May 2017. He is a founding partner of Financial Advisory Partners, LLC, which makes private equity investments and provides investment banking services to companies primarily located in the Midwest. He served as Chief Executive Officer of Iowa Telecommunication Services, Inc. (formerly NYSE: IWA) from 2002 to 2010 and Chairman of its board of directors from 2004 to 2010. He joined Iowa Telecom in 1999 as President and Chief Operating Officer, and was appointed to the role of President and Chief Executive Officer in 2002. Prior to joining Iowa Telecom, Mr. Wells was Senior Vice President and Chief Financial Officer at MidAmerican Energy Holdings Company (NYSE: MEC), a Des Moines, Iowa-based electric and gas utility holding company, from 1997 until 1999. During the same period, Mr. Wells also served as President of MidAmerican’s non-regulated businesses. Mr. Wells held various executive and management positions with MidAmerican, its subsidiaries and its predecessors, from 1993 through 1999. Prior to that, Mr. Wells was with Deloitte Consulting (previously Deloitte & Touche Consulting) and previously held various positions with the Public Utility Commission of Texas and Illinois Power Company. He has been a CPA for over twenty years and is a FINRA-registered investment banker. Mr. Wells is also a National Association of Corporate Directors Board Leadership Fellow.

Skills and Qualifications Specifically Applicable to Windstream
Mr. Wells’ qualifications to serve as director include his broad background and experience, his financial expertise, his wide range of operational and financial experiences in the telecommunications and other regulated industries, and his prior experience as a senior executive with two public companies. The Windstream Board has determined that Mr. Wells qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Through his prior experience as a senior executive in the telecommunications and other regulated industries and his broad experience in other industries, he has insight on managing complex regulated enterprises, developing strategic plans in changing regulatory environments, executing large capital market transactions, and addressing various corporate governance and financial matters arising in public companies.

Director Since: 2010
Occupation: Partner - Private Equity and Investment Banking Firm
Other Current Public Board Memberships: None

TONY THOMAS - PRESIDENT & CEO
Age: 47
Qualification Highlights:

✓ Current President & Chief Executive Officer; Former CFO

✓ Business Operations; Strategy; Financial Expertise and Reporting; Capital Markets

✓ Extensive Knowledge of Telecommunications Industry and Company

Biography
Mr. Thomas was appointed President & Chief Executive Officer and to the Board on December 11, 2014. He previously held the following positions at Windstream: President-REIT Operations (September to December 2014); Chief Financial Officer (August 2009 to September 2014); Treasurer (May 2012 to August 2013); and Controller (July 2006 to August 2009). Mr. Thomas also served as Controller of Alltel Holding Corp., the predecessor entity to Windstream Holdings, Inc., and held various other leadership positions with Alltel Corporation, a former publicly-traded wireless company, from 1998 to 2006, including Vice President of Investor Relations and Vice President of Southeast Regional Finance. Mr. Thomas joined Alltel after its merger with 360 Communications in 1998. Prior to entering the communications industry, Mr. Thomas was a senior auditor with Ernst & Young LLP, focusing on the telecom practice.
Skills and Qualifications Specifically Applicable to Windstream

The Board believes it is important for Mr. Thomas to serve on the Board, as the position places him in a unique position to understand the challenges and issues facing Windstream. Mr. Thomas’ qualifications to serve as director include the same demonstrated skills and experience that qualify him to serve as President & CEO. He has worked in the communications industry for more than 20 years and has played an integral role in Windstream’s growth, as during his five-year tenure as CFO, the Company completed seven acquisitions totaling more than $5.6 billion in transaction value. While President & CEO, Windstream has completed the REIT Spin-off and the sale of its data center operations in 2015 and the mergers with EarthLink and Broadview Networks Holdings, Inc., transactions that created a more competitive Company, reduced leverage and significant synergy opportunities. Mr. Thomas has deep capital market expertise, having led almost $10 billion in debt transactions as CFO and Treasurer of Windstream. Mr. Thomas’ knowledge of the Company and his experience as a leader since the Company’s spin-off from Alltel Corporation in 2006 provide him with a broad perspective and a deep understanding regarding Windstream’s opportunities and overall strategy and qualify him to serve as both President & CEO and as a director on the Board.

Director Since: 2014
Occupation: President & CEO
Other Current Public Board Memberships: None

SAMUEL E. BEALL, III -
Age: 68
Qualification Highlights:

✓ Former Board Chair and Former CEO - Public Company

✓ Corporate Governance; Business Strategy and Operations; Financial Literacy and
  Reporting

✓ Executive Compensation Design

Biography

Mr. Beall has served as a director since November 2006. Mr. Beall is a principal in Beall Investments LLC, a private investment company, and serves on the board of directors of Pilot Travel Centers LLC, a private company operating travel centers and travel plazas throughout North America, and Custom Foods of America, Inc., a private company specializing in fresh and easy-to-prepare menu solutions. Mr. Beall served as Board chairman and Chief Executive Officer of Ruby Tuesday, Inc. (NYSE: RT), which owns and operates casual dining restaurants under the Ruby Tuesday brand, from May 1995 to June 2012, and as President of Ruby Tuesday, Inc. from July 2004 to June 2012.

Skills and Qualifications Specifically Applicable to Windstream

Mr. Beall’s qualifications to serve as director include his experience as the chief executive officer of a public company, which provides him the ability to understand and address Windstream’s challenges and opportunities as a public company. As a former chief executive officer of a public company and a director of several private businesses, he has insight on managing complex business operations, overseeing business risk, designing compensation programs that motivate employees and align compensation with the Company’s strategic goals and objectives, developing national advertising campaigns, assessing corporate governance and risk issues, and financial reporting requirements for public companies.

Director Since: 2006
Occupation: Investment Banker/Private Investor
Committee Position: Compensation
Other Current Public Board Memberships: None

JEANNIE DIEFENDERFER - GOVERNANCE COMMITTEE CHAIR
Age: 58
Qualification Highlights:

✓ Director - Public Companies; Advisory Board Position - Private Companies;
       Former Corporate Executive

✓ Telecommunications/Regulated Industries Experience

✓ Strategic Planning and Consulting; Corporate Governance

Biography

Ms. Diefenderfer has served as a director since February 2016. She is the founder and CEO of courageNpurpose, LLC, a consulting firm providing advisory services to boards and CEOs in strategic initiatives to drive operational and business efficacy. Previously, she spent over 10 years in executive leadership roles at Verizon Communications, including leading Verizon’s global customer care organization for its largest enterprise customers, serving as Chief Procurement Officer, and as Senior Vice President of Global Engineering & Planning. Ms. Diefenderfer is the chair of the Accenture Network Advisory Council, and Vice Chair of Tufts University Board of Trustees. She previously served as a director on the boards of public companies, MRV Communications, Inc., and Westell Technologies, Inc.

Skills and Qualifications Specifically Applicable to Windstream

Ms. Diefenderfer’s qualifications to serve as director include over 28 years of technical and operational experience in the telecommunications industry, her senior executive positions, and her service on public and advisory boards, providing her the ability to offer insight on corporate governance matters and complex business issues to be addressed by Windstream. Her experience with strategic planning and advising on business matters provides her with key insight on situations arising within Windstream and knowledge regarding how to address operational matters.

Director Since: 2016
Occupation: Strategy Consultant
Other Current Public Board Memberships: None

JEFFREY T. HINSON
Age: 64
Qualification Highlights:

✓ Director and Board Committee Service - Public Companies; Current
       and Former Senior Executive; Former CFO

✓ Financial and Accounting Expertise; Corporate Strategy Development

✓ Media and Communications Industry Knowledge

Biography
Mr. Hinson has served as a director since Windstream’s formation in 2006. Mr. Hinson has been the President of YouPlus Media LLC since June 2009. From July 2007 to July 2009, Mr. Hinson served as the President and Chief Executive Officer and a member of the board of directors of Border Media Partners, LLC, a Hispanic-focused radio broadcasting company. Mr. Hinson previously served in a number of roles at Univision Communications Inc., a Spanish language media company, including as Executive Vice President and Chief Financial Officer (March 2004 to June 2005) and as Senior Vice President and Chief Financial Officer of Univision Radio, the radio division of Univision (September 2003 to March 2004). Since 2005, Mr. Hinson has been a director and chairman of the audit committee of Live Nation Entertainment, Inc. (NYSE: LYV), a global entertainment company that promotes live music events, operates music venues, sells tickets to entertainment and sporting events, and provides management services to music recording artists. He also serves as a director and member of the audit committee of TiVo Corporation (NASDAQ: TIVO), a provider of subscription-based DVR services and interactive video advertising. Until 2014, Mr. Hinson served as a director, audit committee member and chairman of the nominating and governance committee of Ares Commercial Real Estate Corporation (NYSE: ACRE), a specialty finance company and REIT focused on originating, investing in and managing middle-market commercial real estate loans and investments.
Skills and Qualifications Specifically Applicable to Windstream

Mr. Hinson’s qualifications to serve as director include his extensive professional background and experience, his previously held senior-executive level positions at two public companies for approximately 15 years, his service on other public company boards, including committee membership and committee chair roles, his extensive experience with companies in the media sector, and his financial and accounting expertise. His service on the boards of other public companies in diverse industries provides him unique insight into corporate governance matters affecting public companies and offers him a broad perspective on the challenges and opportunities facing Windstream.

Director Since: 2006
Occupation: Senior Executive
Committee Positions: Audit Governance
Future Committee Assignments: Audit Governance
Other Current Public Board Memberships: Live Nation Entertainment, Inc. TiVo Corporation

WILLIAM G. LAPERCH - COMPENSATION COMMITTEE CHAIR
Age: 63
Qualification Highlights:

✓ Director and Board Committee Service - Public Companies; Former CEO;
       Advisory Board Positions - Private Companies; Executive Chairman

✓ Telecommunications/Regulated Industry Experience

✓ Design of Compensation Plans/Policies

Biography
Mr. LaPerch has served as a director since September 2014. He has served as executive chairman of Hylan Datacom & Electrical, a provider of specialty contracting services in the New York City region for telecommunications providers and municipal organizations since July 2016, and as President of LaPerch Consulting, LLC (a provider of consulting services to private equity firms) from September 2012 to the present. From 2004 to 2012, Mr. LaPerch served as the President and Chief Executive Officer and a member of the board of directors of AboveNet, Inc., then a publicly traded provider of bandwidth infrastructure services, prior to which he served as Senior Vice President Operations. Mr. LaPerch served in executive management positions at Metromedia Fiber Network (a provider of metro fiber services and predecessor to AboveNet) from 2000 to 2003, several key leadership roles in operations and engineering at MCI Worldcom, Inc. (a global communications company) from 1989 to 2000, and operations and engineering positions at NYNEX Corporation (a regional telephone company) from 1982 to 1989. Mr. LaPerch is currently a director at Digital Realty Trust, Inc. (NYSE: DLR) where he serves as chair of the nominating and governance committee, and a member of the board of directors of several privately held network services and technology companies. Mr. LaPerch previously served on the board of Imation Corp., a public storage company, and Global Capacity, a privately held connectivity as a service company. Mr. LaPerch has received the CERT Certificate in Cybersecurity Oversight for Corporate Directors, representing completion of a comprehensive program developed by the National Association of Corporate Directors, Ridge Global, and the Software Engineering Institute at Carnegie Mellon University. Mr. LaPerch is also a National Association of Corporate Directors Board Leadership Fellow.
Skills and Qualifications Specifically Applicable to Windstream

Mr. LaPerch’s qualifications to serve as director include his ability to provide guidance and perspective on a wide range of issues facing Windstream based on his long tenure as a senior executive in the telecommunications industry and leading a publicly-traded telecommunications company as President and CEO. His operational experience in unique aspects of Windstream’s business, including bandwidth consumption, colocation, interconnection, and the complex regulatory framework in which the company operates, provides Mr. LaPerch with a deep understanding of Windstream’s business and opportunities available to the Company. Through his current and former board and committee service for two public companies, and his past and present involvement with several private companies, Mr. LaPerch has valuable expertise regarding corporate governance matters, cybersecurity issues and executive compensation plans and can provide key insight to the Board on these matters.

Director Since: 2014
Occupation: Strategic Consultant and Executive Chairman
Other Current Public Board Memberships: Digital Realty Trust, Inc. (Nominating & Governance Chair)

DR. JULIE SHIMER
Age: 66
Qualification Highlights:

✓ Director - Public Companies; Former CEO; Former General Manager

✓ Business Operations; Product Development; Technical Expertise

✓ Extensive Knowledge of the Telecommunications and Regulated Industries

Biography
Dr. Shimer was appointed to the Board on March 1, 2017 in connection with Windstream’s merger with EarthLink. She previously served on EarthLink’s board of directors from July 2013 to the closing of the merger, and as chair of the EarthLink board. She is currently a private investor and has 30 years of product development experience, including many years with major communications companies. From March 2007 to April 2012, Dr. Shimer served as Chief Executive Officer of Welch Allyn, Inc., a manufacturer of frontline medical products and solutions, having served on the board of directors beginning in July 2002. Previously, she was President and Chief Executive Officer of Vocera Communications, Inc., a provider of wireless communications systems, also serving on the board of directors. She also has served as general manager at 3Com Corporation and Motorola and has been a product development leader at Motorola and AT&T Bell Laboratories. Dr. Shimer currently serves as a director of Netgear, Inc. (NASDAQ: NTGR), a home and small business network solutions provider, Avanos Medical, Inc. (NYSE: AVNS) (formerly Halyard Health, Inc.), a medical technology company, Apollo Endosurgery, Inc. (NASDAQ: APEN), a medical technology company, and Masimo Corporation (NASDAQ: MASI), a global medical technology and medical device company. She previously served as the chairwoman of Empire State Development Corp., the State of New York’s economic development organization.
Skills and Qualifications Specifically Applicable to Windstream

Dr. Shimer’s qualifications to serve as director include her advanced education, specifically a B.S. in Physics from Rensselaer Polytechnic Institute and an M.S. and Ph.D. in Electrical Engineering from Lehigh University, and significant background and experience with telecommunications product development. Having previously served as CEO of two private companies, as board chair of a public company, and as a director of other public companies, Dr. Shimer brings a wealth of managerial knowledge and operational experience to the Board. Through her experience in these roles, she provides sophisticated knowledge of and insight into telecommunications product development, the management of complex enterprises, the economic development of the telecommunications industry, and strategic plans in company and financial development.

Director Since: 2017
Occupation: Private Investor
Committee Positions: Audit Governance
Other Current Public Board Memberships: Apollo Endosurgery, Inc. Avanos Medical, Inc. Masimo Corporation Netgear, Inc.

MICHAEL STOLTZ - AUDIT COMMITTEE CHAIR
Age: 68
Qualification Highlights:

✓ Former Audit Partner focused on Telecommunications

✓ Financial Reporting Processes/Internal Controls

✓ Audit Committee Financial Expert

Biography
Mr. Stoltz has served as a director since September 2014. He was an audit partner of Ernst & Young LLP (“EY”) from 2002 to 2014, primarily focusing on the communications, media and entertainment industries. He led EY’s Communications Advisory Services Group from 2002 until mid-2004, which focused on providing advisory services to communications companies. Prior to joining EY, Mr. Stoltz was a partner with Arthur Andersen where he provided audit, finance and specialized project services to clients in the energy, governmental and telecommunications sectors. Mr. Stoltz serves on the board of trustees of the Yampa Valley Medical Center in Steamboat Springs, Colorado.
Skills and Qualifications Specifically Applicable to Windstream

Mr. Stoltz’s qualifications to serve as director include his approximately 40 years of experience serving in an auditor capacity in the telecommunications, media and entertainment industries, with a focus on large global companies. His broad experience as the former audit partner for publicly-traded communications companies uniquely qualifies Mr. Stoltz to advise Windstream not only on general financial and accounting matters, but also various technical accounting, corporate governance, and strategic matters that the Board may address from time to time. He possesses key insight on financial reporting processes and external reporting issues. The Board has determined that Mr. Stoltz qualifies as an “audit committee financial expert,” as defined by the rules of the SEC. Mr. Stoltz’s lengthy involvement with telecommunications companies provides him with valuable expertise regarding issues facing Windstream and the complex regulatory environment in which the Company operates.

Director Since: 2014
Occupation: CPA (Ret.) and former Audit Partner
Other Current Public Board Memberships: None

WALTER L. TUREK
Age: 66
Qualification Highlights:

✓ Executive Chairman; Current and Former Director - Public and Private
       Companies; Former SVP of Sales and Marketing

✓ Sales and Marketing Expertise; Strategic Planning; Software Development

✓ Extensive Knowledge of Network and Systems Development

Biography
Mr. Turek joined the Board on March 1, 2017 in connection with Windstream’s merger with EarthLink, and he began serving on EarthLink’s board of directors in October 2015. He previously served as Senior Vice President of Sales and Marketing at Paychex, Inc. (NASDAQ: PAYX), a publicly-traded, leading provider of payroll and human resource services solutions, from October 2002 to May 2009. In 2009, Mr. Turek co-founded Mykonos Software, Inc., a provider of fraud and theft security solutions for internet websites and served on its board from 2009 to 2012. Currently, Mr. Turek is a member of the board of directors of Ascentis Corporation, a provider of human resources software and solutions, and previously served in the role of Executive Chairman of the Ascentis board from 2011 to 2017. Mr. Turek also serves on the board of directors of Adventive, a private company providing integrated, intuitive end-to-end digital ad platforms, and on the advisory board of Catalyst Investors. His previous board experience includes director positions at Spark Networks, Inc. (NYSEMKT: LOV) and BlueTie, Inc., until the sale of both of those companies in 2017, and Greenway Medical Technologies, Inc. (formerly NYSE: GWAY) from 2005 to 2013.
Skills and Qualifications Specifically Applicable to Windstream

Mr. Turek’s qualifications to serve as director include substantial executive experience in sales and marketing of complex products and services. Additionally, throughout his career, Mr. Turek has attained a wealth of knowledge and practical guidance of internet and cyber security that will benefit the Board and Windstream. Mr. Turek’s various executive and senior executive roles provide him the ability to manage complex enterprises, oversee and manage large teams, and understand challenges and opportunities of Windstream from a sales and marketing perspective. Moreover, his service on other boards provides him governance experience and insight that will be invaluable to the Board.

Director Since: 2017
Occupation: Senior Executive
Committee Position: Compensation
Other Current Public Board Memberships: None

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires Windstream’s directors and executive officers, and persons who own more than 10% of Windstream’s common stock, to file with the SEC and NASDAQ initial reports of ownership and reports of changes in ownership of that common stock. To Windstream’s knowledge, based solely upon a review of copies of reports provided by those individuals to Windstream and written representations of those individuals that no other reports were required with respect to the year ended December 31, 2018, Windstream believes that all of the foregoing filing requirements applicable to its directors, executive officers and greater-than-10% beneficial owners have been met.
BOARD AND BOARD COMMITTEE MATTERS
The standing committees of the Windstream Board are the Audit Committee, Compensation Committee and Governance Committee. Each Committee has a written charter and is comprised entirely of independent directors. A brief description of Committee functions is set forth below.

•
Audit Committee. Members of the Audit Committee are Mr. Stoltz, as Chair, Mr. Hinson and Dr. Shimer. The Audit Committee assists the Board in overseeing Windstream’s consolidated financial statements and financial reporting process, significant financial risks, disclosure controls and procedures and systems of internal accounting and financial controls, independent accountant’s engagement, performance, independence and qualifications, internal audit functions, cybersecurity risks and incidents, and legal and regulatory compliance with ethics programs as established by Windstream management and the Board of Directors. The Board has determined that each of Messrs. Stoltz and Hinson is an “audit committee financial expert,” as defined by the rules of the SEC. Additionally, while not on the Audit Committee, the Board has determined that Mr. Wells also qualifies as an “audit committee financial expert.”

•
Compensation Committee. The Compensation Committee is comprised of Messrs. LaPerch, as Chair, Beall and Turek. The Board has determined that each member of the Compensation Committee is a “non-employee director” for purposes of Section 16 of the Exchange Act. More information regarding the Compensation Committee is provided in Item 11 of this Amendment.

•	Governance Committee. Governance Committee members are Ms. Diefenderfer, as Chair, Mr. Hinson and Dr. Shimer.

◦
The Governance Committee oversees the director nomination process, succession planning for directors and senior executives, the annual evaluation process of the Board and the Board committees, compliance with Windstream’s related party transaction policy, spending on political activities by Windstream, and continuing education opportunities for directors. At least annually, the Governance Committee reviews and assesses Windstream’s Corporate Governance Board Guidelines and recommends any proposed changes to the Board for approval.

◦
The Governance Committee identifies individuals qualified to become members of the Board and recommends director nominees to the Board for each annual meeting of stockholders. The Committee identifies candidates through various methods, including recommendations from directors, management, and stockholders. The Governance Committee has the sole authority to retain search firms to identify director candidates and to approve the search firm’s fees and retention terms. The Committee periodically reviews with the Board Chair and the President & Chief Executive Officer the appropriate skills and characteristics required of directors in the context of the composition of the Board and an assessment of the needs of the Board, and will seek highly qualified candidates who possess broad training and experience in strategic planning; the ability to solve problems and to build consensus among diverse viewpoints; the willingness to serve for several years to develop knowledge about Windstream’s strategy and operations; and the absence of matters that could conflict with the director’s responsibilities to Windstream. The Governance Committee includes women and minority candidates in the pool from which it selects director candidates and seeks to have a board that reflects a diverse range of views, backgrounds and experience. In light of its thorough consideration, the Committee has not adopted a formal diversity policy. The Governance Committee also considers applicable independence requirements imposed by Windstream’s Corporate Governance Board Guidelines, SEC rules and regulations, NASDAQ listing standards, and applicable law, and considers the number of other boards on which a director candidate serves.

▪
The Governance Committee will consider director candidates recommended by stockholders for nomination. Stockholder recommendations must be submitted to the Governance Committee at c/o Corporate Secretary, 4001 North Rodney Parham Road, Little Rock, Arkansas 72212. The Governance Committee does not have a specific policy regarding the consideration of stockholder recommendations for director candidates because the Committee will evaluate stockholder recommendations in the same manner as it evaluates all director candidates based on the candidate’s independence, qualifications, and experience. Stockholders also can nominate directors for election by following the procedures and requirements set forth in the Windstream Bylaws.

▪
There have been no changes to the procedures Windstream stockholders must follow to submit recommendations for board of directors candidates from the procedures disclosed in Windstream’s definitive proxy statement on Schedule 14A filed on April 10, 2018.

Item 11. Executive Compensation

On February 25, 2019, Windstream and all of its subsidiaries, including Windstream Services, LLC, filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Windstream Holdings, Inc., et al., Case No. 19-22312 (RDD) (lead case). Windstream intends to use the court-supervised process to address debt maturities that were accelerated as a result of a decision by Judge Jesse Furman in the Southern District of New York against Windstream Services, LLC, issued on February 15, 2019. The Company will continue to operate the business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Court.

The information presented in this Item 11, or this Compensation Discussion and Analysis (“CD&A”), reflects compensation for our named executive officers (the “named executive officers” or “NEOs”) for fiscal year 2018. The impact of the Chapter 11 filing is not reflected in any of the tables in this CD&A. As a result of the filing of our Chapter 11 Cases, our NEOs may not be entitled to receive or retain any property or interest in property on account of any equity interests referenced in this CD&A, and we cannot predict at this time whether NEOs will receive any value for stock options, time-based restricted shares, performance-based restricted stock units or any other equity holdings in the Company’s common stock despite the values reflected in the compensation tables included in this Item 11. In this CD&A, the individuals below are our NEOs:

NEO	Title
Tony Thomas	President & Chief Executive Officer
Robert E. Gunderman	Chief Financial Officer & Treasurer
Layne Levine	President - Enterprise & Wholesale
Jeff Small	President - Kinetic
Kristi Moody	Executive Vice President, General Counsel & Corporate Secretary
John P. Fletcher	Former Chief Human Resources & Legal Officer
Because Mr. Fletcher left Windstream on March 2, 2018, there are numerous aspects of compensation reflected in this CD&A in which he did not participate.

2018 EXECUTIVE COMPENSATION PHILOSOPHY AND FRAMEWORK
Windstream’s executive compensation program for 2018 was designed to achieve the following objectives:

•	Provide competitive total compensation opportunities to attract and retain high-performing executives;

•	Align the Company’s compensation plans with its short- and long-term business strategies;

•	Directly align the financial interests of the Company’s executives and its stockholders through stock-based incentives and ownership requirements; and

•
Provide a high correlation between pay and performance by making a substantial portion of total compensation variable and differentiating awards based on Company, individual or stock price performance.

In making compensation decisions for 2018, the Compensation Committee primarily considered the following:

•	Internal alignment with the Company’s business strategy and priorities,

•	Feedback from engagement with shareholders,

•	Alignment between executive and shareholder interests, and

•
The results of our annual advisory votes on executive compensation (commonly referred to as a “say-on-pay” vote), which received favorable votes of 90%, 95%, and 90% of votes cast on the say-on-pay proposals presented at the 2018, 2017, and 2016 annual meetings of stockholders, respectively.

After thoughtful review and consideration of these factors, no material changes were made to the executive compensation framework for base pay or the short-term cash incentive programs for 2018. However, equity awards granted to executives in 2018 were in the form of stock options as opposed to restricted stock and performance-based restricted stock units, which have been historically utilized in our equity-based compensation program. These options only yield value if the stock price rises above the split-adjusted exercise price of the options, which is $7.50.
Further, the 2018 executive compensation program was designed to align compensation outcomes with the interests of our stockholders by tying a substantial portion of the NEOs’ annual target total compensation opportunities to our performance. The Compensation Committee carefully crafted the 2018 executive compensation to achieve this objective by structuring a substantial portion of the compensation for our NEOs as “at-risk” compensation through allocation of short-term cash incentives and long-term equity-based incentives, with performance measures set at levels the Compensation Committee believed were difficult but achievable and designed to drive results. The Compensation Committee believes that the 2018 framework was market competitive and strategically aligned to create a strong correlation between pay and performance.
Pay Mix
Our 2018 executive compensation program included three principal components: (1) base pay, (2) annual performance-based short-term cash incentive, and (3) long-term equity incentive, with each NEO’s compensation allocated so that a substantial portion of his or her annual target total direct compensation opportunity is “at risk.” We consider compensation “at-risk” if the award or vesting is subject to achievement of performance goals and/or the value received is dependent on our stock price. The charts below illustrate the mix of target total 2018 direct compensation and compensation opportunities for our CEO, and the other NEOs, as a group, including the percentage of “at-risk” compensation.

DETERMINATION OF 2018 EXECUTIVE COMPENSATION
Role of the Compensation Committee
The Compensation Committee assists the Board in fulfilling its oversight responsibility related to the compensation programs, plans and awards for Windstream’s directors and executive officers, including our NEOs. The Committee annually reviews and approves goals relevant to our CEO’s compensation and, based on an annual evaluation of these performance goals, determines and approves our CEO’s compensation. The Committee conducts this review and establishes the CEO’s compensation using a survey of compensation data of comparable employers prepared by its outside compensation consultant based on criteria specified by the Committee. After setting the annual performance goals for the CEO’s compensation, the Committee actively monitors corporate performance to confirm the compensation design, performance metrics and overall framework remain aligned with the strategic direction of the Company, including convening an annual compensation strategy meeting in September of each year.
Role of the Independent Consultant
The Compensation Committee has the authority to retain executive compensation consultants to assist in the evaluation of director, CEO or executive officer compensation and to approve the consultant’s fees and other retention terms. It is the policy of the Compensation Committee that the compensation consultant should not perform any other services for Windstream. During 2018, the Compensation Committee engaged Pearl Meyer, LLC (“Pearl Meyer”) to assist in the review and design of Windstream’s executive compensation program, and Pearl Meyer reported directly to the Committee. Pearl Meyer provided a self-assessment to the Committee in 2018 relative to the independence standards required by the stock exchanges that included the following information:

•	Pearl Meyer performs no other services for Windstream, other than the engagement with the Compensation Committee;

•	Fees paid by Windstream to Pearl Meyer are less than 0.5% of Pearl Meyer’s total revenue;

•	Pearl Meyer has policies and procedures to prevent conflicts of interest;

•	The individual advisor to the Compensation Committee does not own any Windstream stock;

•	There is no business or personal relationship between the individual advisor and a Committee member; and

•	There is no business or personal relationship between the individual advisor or Pearl Meyer and any Windstream executive officer.

Role of Management
Windstream’s management assists the Compensation Committee’s consultant in its survey of executive compensation by providing historical compensation information and by reviewing and commenting on preliminary drafts of the survey reports. At the first meeting of each year (generally in February), the Committee reviews and approves executive compensation for such year. Based on the compensation surveys and compensation principles previously specified by the Compensation Committee, our CEO and members of Windstream’s human resources team prepare recommendations for compensation for executive officers in consultation with the Compensation Committee’s consultant, except that no recommendation is made for our CEO’s compensation. The Committee determines our CEO’s compensation and recommends compensation of all other executive officers to the Board, based in part on discussions with management, our CEO, and the compensation consultant. The Board approves, in the case of CEO compensation, or ratifies the actions of the Compensation Committee.
Stockholder Outreach
Our Board values stockholder engagement by members of management to hear their thoughts, better understand their views and represent their interests. As a result, Windstream conducts stockholder outreach meetings each year and the Compensation Committee considers the issues raised and information shared by stockholders regarding its compensation practices. In 2018, management offered meetings to stockholders representing approximately 36% of our outstanding shares to ensure that we understand and, to the extent possible, address any concerns raised on executive compensation. Our compensation program is, in part, based on our stockholders’ feedback regarding their preferences for different performance metrics for short-term and long-term incentive compensation plans.
Competitive Market Analysis
As part of the process of approving executive compensation levels and plan designs, the Compensation Committee periodically reviews and considers competitive market data. With respect to 2018 executive compensation decisions, the Committee continued to rely on the Pearl Meyer external market study conducted in the fall of 2016. An updated study was not requested in 2017 given the limited pay changes contemplated for 2018 and the belief that the market pay levels were unlikely to have changed materially year over year. As referenced in last year’s proxy statement, Pearl Meyer’s 2016 market analysis included pay levels, plan design and company performance data from the following peer group companies selected by Pearl Meyer and approved by the Committee:

• CenturyLink	• Frontier Communications
• Charter Communications	• Sirius XM Holdings
• Cincinnati Bell	• Telephone and Data Systems
• Dish Network	• United States Cellular
• Level 3 Communications Corporation	• Zayo Group
The Committee believes that the consideration of plan designs and performance levels among peer companies provides an additional useful reference point for the plan designs and degree of pay and performance alignment at Windstream. While consideration is given to the competitive market data, the Committee uses it primarily as a reference point and does not specifically target compensation to any market percentile. In addition to competitive market data, the Committee reviews and considers factors such as:

•	Company performance;

•	individual executive performance;

•	individual qualifications and experience;

•	the critical nature of an individual’s role to organizational success;

•	internal pay equity among colleagues; and

•	retention risks.

COMPONENTS OF EXECUTIVE COMPENSATION
For 2018, NEO compensation consisted of the following principal components:

	Compensation Component	Description	Strategic Role
Annual	Base Salary	• Fixed cash compensation • Positioned within range of the market median based on each NEO’s individual performance, skills, experience and internal equity	• Attract and reward qualified, high performing leaders to implement our strategy	Fixed
	Annual Short-Term Incentive Plan	• Cash incentives that provide the opportunity for additional income if threshold performance goals are attained • Annual performance metrics established by the Committee aligned to the strategic plan	• Motivates executives to achieve performance objectives that are key to our annual operating strategic plans • Aligns executive and stockholder interests	Variable
Long-Term	Stock Options	• Stock options vest proportionately over 3 years from grant based on continued service	• Enhances retention of key talent • Aligns executive and stockholder interests by linking a portion of each NEO’s compensation to increases in the price of common stock
Base Salary
Base salaries for our executives, including NEOs, were set by the Compensation Committee after consideration of various factors including experience and skills, individual performance, the ability to attract and retain talented executives and market data. Consistent with our philosophy of tying pay to performance, our NEOs received a relatively small percentage of their overall target compensation in the form of base salary. The table below includes each NEO’s base salary as of December 31, 2018 as compared to December 31, 2017. The Committee made only one salary adjustment in 2018 for Ms. Moody to reflect her promotion upon the departure of Mr. Fletcher.

NEO	Base Salary at December 31, 2017	Base Salary at December 31, 2018	% Change	Basis for Adjustment
Tony Thomas	$1,000,000	$1,000,000	0%	N/A
Robert Gunderman	$500,000	$500,000	0%	N/A
Layne Levine	$425,000	$425,000	0%	N/A
Jeff Small	$350,000	$350,000	0%	N/A
Kristi Moody	$300,000	$350,000	16.7%	Align with market based on promotion
John Fletcher	$515,000	-	100%	-

Short-Term Cash Incentive Plan
During 2018, the NEOs participated in a short-term cash incentive plan based 70% on achievement of Company goals (50% on corporate/business unit performance goals and 20% on strategic operational goals) and 30% on the achievement of individual performance goals. Under this plan, the Compensation Committee set the target payout amount (as a percentage of base salary) for all NEOs to reflect each individual’s contributions and the market level of compensation for their positions. The Committee set Mr. Thomas’ level above the other NEOs given his position relative to other NEOs. The Committee selected the specified Company measures and weighted them more heavily than individual performance measures because it believes they are each consistent with Windstream’s short- and long-term business strategies and align executive pay with both performance and the interests of stakeholders. The Committee selected different performance measures for Messrs. Levine and Small (as compared to the other NEOs) to motivate and reward their performance as individual business unit leaders.
Award Opportunities. The following table shows the target award opportunities and actual payouts for each NEO under the short-term incentive plan for 2018:

NEO(1)	Target Award Opportunity		Actual Payout	Actual Payout as % of Target
	% of Base Salary	Amount
Tony Thomas	188%	$1,880,000	$2,661,742	141.6%
Robert Gunderman	120%	$600,000	$849,492	141.6%
Layne Levine	120%	$510,000	$532,109	104.3%
Jeff Small	120%	$420,001	$634,366	151%
Kristi Moody	60%	$210,000	$297,322	141.6%

Performance Measures. The following table outlines the performance measures, including the weighting for each performance measure, for each NEO under the 2018 short-term cash incentive plan:

NEO	Corporate/Business Unit	Strategic		Individual Performance
	50%	10%	10%	30%
Tony Thomas	Adjusted OBIDAR	Annual Strategic Sales	Net Broadband Ads	Key individual financial, operational and/or qualitative measures for each NEO tied to long-term strategic objectives to transform Windstream
Robert Gunderman
Kristi Moody
Layne Levine	Enterprise & Wholesale Contribution Margin	Annual Strategic Sales	Business Unit Revenue
Jeff Small	Consumer & SMB Contribution Margin	SMB Revenue	Net Broadband Ads
Company Goals. 70% of each NEO’s award opportunity was based on the achievement of Company goals, with 50% based on corporate/business unit performance goals and 20% on strategic operational goals. The Compensation Committee selected these performance measures because they provide strong alignment with the Company’s focused operational strategy and our strategy to improve profitability. With respect to the Company goals, executive officers were eligible to receive payments in proportion to Windstream’s achievement of certain levels of each performance measure set at minimum (or threshold), target and maximum levels, with the threshold and maximum incentive opportunities equal to 50% and 250% of the target incentive opportunity for each performance measure. The Committee set each performance goal at levels it believed to be difficult but achievable and designed to drive results. No payout was made if performance was below the threshold levels; performance between threshold, target and maximum levels results in prorated payouts and awards are capped at the at the maximum payout opportunity even if actual performance exceeds the maximum performance level.
The table below set forth the detail, including performance goal levels and actual results for each of the Company goals (dollars in thousands):

Performance Measure	Description	Reason Selected by Compensation Committee
Adjusted OIBDAR
• Operating income before it is reduced by depreciation
      and amortization

• Excludes certain Special Items, including merger and
      integration costs, extraordinary charges, non-cash
      impairment charges, restructuring charges, pension
      expense or non-cash expense related to equity
      compensation, the annual rent payment due under the
      master lease with Uniti Group, Inc., and other items
      discussed in Appendix A included in this Item 11.

• Adjusted OIBDAR is a Non-GAAP measure (see
      Appendix A included in this Item 11 for a reconciliation
      of Net Loss to Adjusted OIBDAR)

• Key indicator of profitability that ensures
     Windstream’s ability to generate sustainable cash
     flows over a long period of time

• One of the principal measures used to communicate
      Windstream’s financial performance in quarterly
      earnings releases

Business Unit Contribution Margin
• Business Unit Contribution Margin is computed as
      business unit revenues and sales less business unit costs
      and expenses (see Appendix A included in this Item 11
      for the calculation of Business Unit Contribution
      Margin)
• Key indicator of profitability for the business unit • Places emphasis on business unit profitability
Enterprise & Wholesale Annual Strategic Sales	• Consist of Software Defined Wide Area Network (SD-WAN), Unified Communications as a Service (UCaaS), OfficeSuite and associated network access products	• A key indicator of our progress in transforming to a cloud application and connectivity provider
Net Broadband Adds	• Net additions of broadband subscribers	• Revenue driver and key indicator that enhanced network capabilities are improving customer acquisition and retention
SMB Revenue	• Small and Medium Business Revenue within the SMB business unit	• Key driver of revenue stability within the SMB business unit
Enterprise & Wholesale Service Revenue	• Service Revenue	• Key driver of revenue stability within the Enterprise & Wholesale business unit

Performance Measure	Performance Goal Levels			Actual Results	Attainment as a % of Target
	Threshold	Target	Maximum
Adjusted OIBDAR	$1,935,000	$1,980,000	$2,025,000	$1,996,938	156.5%
Enterprise & Wholesale Contribution Margin	$1,085,430	$1,130,430	$1,175,430	$1,134,845	114.7%
Consumer & SMB Contribution Margin	$1,023,281	$1,067,281	$1,111,281	$1,089,577	176.0%
Annual Strategic Sales	43.7%	50.7%	57.7%	48.4%	83.5%
Net Broadband Adds	(44,000)	(18,250)	7,500	14,357	250%(1)
SMB Revenue	$296,340	$308,687	$321,035	$303,833	80.3%
Enterprise & Wholesale Service Revenue	$3,391,551	$3,460,767	$3,529,982	$3,441,704	86.2%

(1)	Capped at the at the maximum payout opportunity despite the fact actual performance exceeded the maximum performance level.
Individual Performance. The remaining 30% of each NEO’s award opportunity was based on individual goals specifically developed for each NEO at the beginning of the year that were designed to contribute to the achievement of both our annual business plan and our long-term strategic objectives. In general, the individual performance goals included various projects and other improvements to drive our short- and long-term business strategies, including the attainment of cost savings targets, mergers and integration, capital market projects to enhance the balance sheet, systems consolidation to drive efficiencies and improve productivity, improved productivity, product and network enhancements and improvement to the customer experience. Each NEO’s individual performance goals were not assigned individual values or weights and the determination of the achievement is made by the Compensation Committee in its discretion. Each NEO’s payout for individual performance is capped at 30% of his or her total target award opportunity, and each NEO could earn 0% to 100% of such amount, with the Compensation Committee using discretion regarding the exact payout relative to the NEO’s performance.
For 2018, the Compensation Committee determined that each NEO met or exceeded his or her individual performance goals and each was entitled to a full payout of their annual cash incentive awards tied to individual performance. The Compensation Committee determined the NEO’s payouts for individual performance after assessing the performance of each NEO’s performance against his or her individual goals and making a subjective determination regarding the level of performance achieved.
Actual Payouts. For 2018, each NEO earned a performance‑based cash award based on the weighted achievement of the Company and individual performance goals. The table below sets forth the 2018 target performance goal level, actual results and payouts for each performance measures for Messrs. Thomas and Gunderman and Ms. Moody (dollars in thousands):

Performance Measure	Weight	Target Performance Goal	Actual Results	Attainment as a % of Target	Payout as a % of Total Cash Incentive Opportunity
Adjusted OIBDAR	50%	$1,980,000	$1,996,938	156.5%	78.2%
Annual Strategic Sales	10%	50.7%	48.4%	83.5%	8.4%
Net Broadband Adds	10%	(18,250)	14,357	250%	25%
Individual Performance	30%				30%
Weighted Payout Total					141.6%
The table below sets forth the 2018 target performance goal level and the actual results, for Mr. Levine (dollars in thousands):

Performance Measure	Weight	Target Performance Goal	Actual Results	Attainment as a % of Target	Payout as a % of Total Cash Incentive Opportunity
Enterprise & Wholesale Contribution Margin	50%	$1,130,430	$1,134,845	114.7%	57.4%
Annual Strategic Sales	10%	50.7%	48.4%	83.5%	8.4%
Enterprise & Wholesale Service Revenue	10%	$3,460,767	$3,441,704	86.2%	8.6%
Individual Performance	30%				30%
Weighted Payout Total					104.3%

The table below sets forth the 2018 target performance goal level and the actual results, for Mr. Small (dollars in thousands):

Performance Measure	Weight	Target Performance Goal	Actual Results	Attainment as a % of Target	Payout as a % of Total Cash Incentive Opportunity
Consumer & SMB Contribution Margin	50%	$1,067,281	$1,089,577	176.0%	88%
SMB Revenue	10%	$308,687	$303,833	80.3%	8%
Net Broadband Adds	10%	(18,250)	14,357	250%	25%
Individual Performance	30%				30%
Weighted Payout Total					151.0%
Other Cash Compensation. In the first quarter of 2018, the Compensation Committee granted Mr. Levine a special one-time cash retention grant in the amount of $300,000. The grant vests ratably over a 3-year period. This grant was made to improve retention and achieve the 2018 long-term incentive target compensation outlined in Mr. Levine’s employment offer. On February 22, 2019, the Board accelerated payment of the grant amount to Mr. Levine, provided that if he voluntarily terminates his employment or is terminated by Windstream for cause, then Windstream would be entitled to recoup that portion of the cash grant that would have lapsed as of the termination date based on the original vesting schedule.
Long-Term Equity-Based Incentive Plan
During 2018, all Windstream long-term equity incentive awards to NEOs were issued as stock options under the Windstream Amended and Restated 2006 Equity Incentive Plan (“Equity Plan”) or, with respect to Mr. Levine, under the EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan (the “Earthlink Plan”). For 2018, Windstream shifted from time-based restricted shares or performance-based restricted stock units to stock options to emphasize the importance of stock price appreciation and to provide long-term alignment between executive pay and value creation for our stockholders. Stock options provide value only to the extent that Windstream’s stock price appreciates above the stock price on the date of grant. The stock options granted in 2018 vest ratably over a three-year period, subject to continuous employment through each vesting date. The table below reflects the number of stock options granted to each NEO after giving effect to the reverse stock split which occurred on May 23, 2018. The split-adjusted exercise price for the stock options is $7.50.

Number of Options Granted
NEO
Tony Thomas	325,000
Robert Gunderman	118,800
Layne Levine	50,000
Jeff Small	40,000
Kristi Moody	30,000
Individual grant levels were determined based on a variety of factors, including individual executive contributions to long-term value creation, market competitive values for long-term incentive awards, and share availability under the Company’s equity compensation plans. Given the Company’s relatively low stock price and share availability at the time of grant, the Compensation Committee focused on (a) the number of options to be granted and (b) the future potential value of the options; giving less consideration to the grant date fair value of the awards using a traditional Black-Scholes Option Pricing Model. While this approach provided strong reward opportunities for significantly increasing the Company’s stock price, it yielded grant values that were lower than each executive’s target annual grant value. This was an intentional outcome given the facts and circumstances at the time of grant.
Retirement and Other Compensation and Benefits
The 2018 compensation program also included retirement plans, a deferred compensation plan, change-in-control agreements and other matters detailed below.

•	Retirement Plans
Windstream maintains a defined benefit pension plan and a qualified 401(k) defined contribution plan for its executive officers (including the NEOs) and employees. Participation in the pension plan is frozen except for certain bargaining unit employees. No executive officer is eligible for continued accruals. Windstream’s 401(k) plan provides for potential matching employer contributions of up to 4% of a participant’s compensation. The Compensation Committee maintains the 401(k) plan to provide employees with an opportunity to save for retirement with pre-tax dollars.

•	Deferred Compensation Plans
Windstream’s 2007 Deferred Compensation Plan is a non-qualified deferred compensation plan for executive officers (including NEOs) and other key employees. Due to low participation, the plan was frozen to new contributions as of January 1, 2018.

•	CEO Employment Agreement
Effective February 19, 2019, Windstream, Windstream Services and Tony Thomas entered into an employment agreement (the “Employment Agreement”) that replaced and superseded the previous employment agreement dated September 1, 2017, between Mr. Thomas and Windstream which was scheduled to expire on December 31, 2019. The Employment Agreement provides that Mr. Thomas will be employed as President and CEO and serve on the Board of Directors from February 19, 2019 to March 1, 2024, subject to annual renewals thereafter. During the employment period, Mr. Thomas’ annual base salary will not be less than $1,000,000 and his target annual bonus opportunity will not be less than 188% of his base salary. On February 19, 2019, as consideration for execution of the Employment Agreement, Mr. Thomas received a one-time, time-based cash award of $2,000,000 that will vest in full on the third anniversary of the date of grant. Mr. Thomas is also eligible to participate in all equity incentive, employee benefits and perquisite plans, programs and arrangements that are no less favorable to Mr. Thomas than the plans, programs and arrangements provided to other senior executives of Windstream Holdings. The agreement also contains severance benefit provisions that apply if Mr. Thomas’ employment is terminated in certain circumstances. Refer to the “Potential Payments Upon Death, Disability, Termination or Change-in-Control” section of this Item 11 for additional details associated with the severance and change-in-control agreements.
If Mr. Thomas’ employment terminates for any other reason, then the Employment Agreement will terminate without further obligation to Mr. Thomas other than the obligation to pay his annual base salary through the date of termination and any other vested benefits.
Upon termination of employment, Mr. Thomas is prohibited from soliciting employees or customers of, or competing against, Windstream and its affiliates for (i) two years following a termination due to a Change in Control or (ii) one year following any other termination and is subject to confidentiality and non-disparagement restrictions. Moreover, Mr. Thomas is required to sign a waiver and release of all claims against Windstream and its affiliates prior to receiving severance benefits under the Employment Agreement.
Severance and Change-In-Control Agreements
During 2018, Windstream had severance and change-in-control agreements with each NEO other than Mr. Thomas who is subject to the Employment Agreement. The severance and change-in-control agreements provide that upon a qualifying separation from service, the NEOs will be eligible to receive certain severance benefits. Refer to the “Potential Payments Upon Death, Disability, Termination or Change-in-Control” section of this Item 11 for additional details associated with the severance and change-in-control agreements.
Fletcher Severance Arrangements
Pursuant to the Change-In-Control and Severance Agreement dated September 1, 2017, Mr. Fletcher was entitled to certain severance payments because of his termination by Windstream without cause, specifically $1,133,000 (the sum of the base salary and target annual incentive compensation in effect on the date of termination) paid in equal biweekly installments, $39,615 (accrued, unused vacation pay), $15,193 (12 months of health care premiums), and $25,000 (outplacement services). In addition, considering his compliance with certain non-compete and other restrictive covenants, Mr. Fletcher’s time-based restricted equity awards that would have vested during the one-year period following the date of termination vested on March 2, 2019, the one-year anniversary of the date of termination.

GOVERNANCE FEATURES
Stock Ownership/Insider Trading Policies
Windstream’s minimum stock ownership guidelines are described in Item 12 of this Amendment under the heading “Security Ownership.” The guidelines are intended in part to ensure that NEOs retain a sufficient number of shares of Windstream common stock such that they continue to have a material financial interest in Windstream that is aligned with the stockholders.

Prohibition on Hedging and Pledging
Under Windstream’s insider trading compliance policy, directors and NEOs, and certain other officers are prohibited, and all other employees are discouraged, from engaging in any transaction involving derivative securities intended to hedge the market risk in equity securities of Windstream other than purchases of long call options or the sale of short put options that are not closed prior to their exercise or expiration date. The policy also prohibits the purchase of Windstream shares on loan or margin and short sales.
Clawback Policy
Windstream’s Clawback Policy requires executive officers to repay or forfeit performance-based compensation under certain conditions. Effective January 1, 2013, the policy covers the following types of compensation: annual or short-term incentive compensation, performance-based restricted stock or units, other performance-based compensation, and such other compensation as may be designated by resolution to be subject to the policy. The policy does not cover time-based restricted stock or severance benefits awarded under a change-in-control agreement. Under the policy, each executive officer is required to forfeit or repay covered compensation, to the fullest extent permitted by law, if all of the following conditions are met: (i) Windstream financial statements filed during an executive officer’s employment become subject to a restatement; (ii) the Board determines that fraud caused or significantly contributed to the need for the restatement; (iii) the Board determines that the restatement applies to the covered compensation; and (iv) the Board determines in its sole discretion that it is in the best interests of Windstream and its stockholders for the executive officer to repay the covered compensation. The policy is limited to compensation that is vested or paid based on the achievement of financial results that subsequently become subject to restatement. The Board can determine that a restatement applies to covered compensation if the vesting or payment of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement, and the amount of compensation that would have been received by the executive officer had the financial results been properly reported, after giving effect to the restatement, would have been lower than the amount received. Each executive officer is required to sign an agreement that he or she has received, read and understood the policy. The policy provides that repayment and forfeiture remedies are not exclusive remedies and that Windstream may pursue every other right or remedy at law or in equity available.
Compensation Committee Interlocks and Insider Participation
During 2018, Messrs. LaPerch, Beall and Turek served on the Compensation Committee. No member of the Compensation Committee had any relationship requiring disclosure under the section titled “Relationships and Certain Related Transactions” included in Item 13 of this Amendment. During 2018, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on either our Compensation Committee or our Board of Directors.
Risk Oversight
Management of Windstream has the primary responsibility for managing the risks facing the Company, subject to the oversight of the Board. Each Committee assists the Board in discharging its risk oversight role by performing the subject matter responsibilities outlined above in the description of each Committee. The Board retains full oversight responsibility for all subject matters not assigned to Committees, including risks presented by business strategy, financing matters, competition, regulation, general industry trends, including the disruptive impact of technological changes, capital structure and allocation, mergers and acquisitions, and any other strategic initiatives. With respect to compensation matters, the Compensation Committee has assessed the risks that could arise from its compensation policies for all employees, including employees who are not officers, and has concluded that such policies are not reasonably likely to have a material adverse effect on Windstream. To the extent that Windstream’s compensation programs create a potential misalignment of risk incentives, the Compensation Committee believes that it has adequate compensating controls to mitigate the potential impact of any such misalignment. These compensating controls include strong internal controls over financial reporting, robust stock ownership guidelines, a clawback policy for senior executives, and a three-year vesting cycle for equity-based compensation (including option awards). The result is a strong alignment between the interests of management and stockholders.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee has reviewed the disclosures under the caption “Compensation Discussion and Analysis” contained in Item 11 of Amendment No. 1 to Windstream Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and has discussed such disclosures with the management of Windstream Holdings, Inc. Based on such review and discussion, the Committee recommended to the Windstream Board of Directors that the “Compensation Discussion and Analysis” be included in Windstream Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for filing with the Securities and Exchange Commission.

The Compensation Committee

William G. LaPerch, Chair
Samuel E. Beall, III
Walter L. Turek
SUMMARY COMPENSATION TABLE
The following table shows compensation awarded to, earned by or paid to the NEOs in fiscal year 2018 and, as applicable, in fiscal years 2017 and 2016. The amounts in the Stock Awards and Option Awards columns do not necessarily represent the actual value that may ultimately be received by the NEOs. In light of the filing of the Chapter 11 Cases, it is possible our NEOs will not be entitled to receive or retain any property or interest in property on account of such equity interests or receive any value for their stock options, time-based restricted shares, performance-based restricted stock units or any other equity holdings in the Company’s common stock.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Tony Thomas President & CEO	2018	1,000,000	-	-	1,381,250	2,661,742	-	12,710	5,055,702
	2017	1,000,000	-	3,131,379	-	1,195,680	22,270	85,659	5,434,988
	2016	1,000,000	-	2,208,308	-	1,106,250	14,423	81,718	4,410,699
Robert E. Gunderman Chief Financial Officer & Treasurer	2018	500,000	-	-	504,900	849,492	-	14,285	1,868,677
	2017	475,000	-	1,143,054	-	381,600	-	37,478	2,037,132
	2016	450,000	-	819,475	-	318,600	-	39,565	1,627,640
Layne Levine President - Enterprise & Wholesale (6)	2018	425,000	-	-	212,500	532,109	-	12,300	1,181,909
	2017	187,500	1,010,000	1,500,002	-	-	-	27,588	2,725,090
Jeff Small President - Kinetic (6)	2018	350,000	166,667	-	170,000	634,366	-	11,245	1,322,278
	2017	325,577	186,667(7)	262,846	-	312,985	-	24,306	1,112,381
Kristi Moody Executive Vice President, General Counsel & Corporate Secretary (6)	2018	344,231	-	-	127,500	297,322	-	14,932	783,985
John P. Fletcher Former Chief Human Resources & Legal Officer	2018	99,039	-	-	-	-	-	981,188	1,080,227
	2017	515,000	-	1,038,679	-	393,048	-	42,028	1,988,755
	2016	515,000	-	1,195,023	-	364,620	-	40,691	2,115,334

(1)	No stock awards were issued by Windstream for fiscal year 2018.

(2)
Reflects the aggregate grant date fair value calculated in accordance with FASB ASC Topic 718. For a discussion of assumptions made in the valuation of stock options granted in 2018, see Note 10 “Share-Based Compensation Plans” of our audited consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(3)	These amounts are payments made under the short-term incentive plan on performance. 2018 payments were paid on February 22, 2019.

(4)
Pension value for Mr. Thomas did not increase during 2018. No other NEOs participate in the Windstream Pension Plan. There were no “above-market earnings” for 2018 under the Windstream 2007 Deferred Compensation Plan.

(5)
For 2018, the amounts shown in this column are comprised of (i) Company matching contributions under the Windstream 401(k) Plan of $11,000 for each NEO, (ii) imputed income for value over $50,000 of life insurance coverage provided by Windstream and (iii) the value of the individual’s personal use of a Company airplane. The value of an individual’s use of a Company airplane is based on the incremental cost to Windstream of such usage which includes costs for fuel, maintenance charges allocable to such use, and contract-pilot charges but excludes depreciation of the aircraft, general maintenance, compensation of Windstream’s employee pilots and other general charges related to ownership of the aircraft. Also included in these amounts for Mr. Fletcher are (i) $915,115.53 in severance payments, representing the portion of his $1,133,000 severance payment (payable over 12 months) paid in 2018, (ii) a $39,615 payment for accrued and unused vacation paid to Mr. Fletcher in connection with his termination in 2018, (iii) a $15,193 payment for 12 months of health care premiums, and (iv) $25,000 paid for outplacement services.

(6)	Messrs. Levine and Small were not NEOs in 2016, and Ms. Moody was not a NEO in 2016 or 2017.

(7)	Amount represents 1/3 of a retention cash award granted in 2016 that vests ratably over three years subject to continuous employment through June 15, 2019.

GRANTS OF PLAN-BASED AWARDS
The following table shows information regarding grants of plan-based awards, including equity and non-equity incentive plans, made by Windstream during 2018 to the NEOs pursuant to the Amended and Restated 2006 Equity Incentive Plan or, with respect to Mr. Levine, under the EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan. All 2018 non-equity grants were made pursuant to Windstream’s short-term cash incentive plans described in the section titled “Components of Executive Compensation-Short-Term Cash Incentive Payments” in this Item 11.

Name	Compensation Committee Approval Date (1)	Grant Date (as determined By ASC 718)	Estimated Future Payouts Under Non-Equity Incentive Plan Award			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (2)(3)	Grant Date Fair Value of Stock and Option Awards ($) (4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Tony Thomas	2/6/18	2/6/18	940,000	1,880,000	4,700,00	-	-	-
	2/6/18	2/6/18				-	-	-	325,000	7.50	1,381,250
Robert E. Gunderman	2/6/18	2/6/18	300,000	600,000	1,500,000	-	-	-
	2/6/18	2/6/18				-	-	-	118,800	7.50	504,900
Layne Levine	2/6/18	2/6/18	255,000	510,000	1,275,000	-	-	-
	2/6/18	2/6/18				-	-	-	50,000	7.50	212,500
Jeff Small	2/6/18	2/6/18	210,001	420,001	1,050,003	-	-	-
	2/6/18	2/6/18				-	-	-	40,000	7.50	170,000
Kristi Moody	2/6/18	2/6/18	105,000	210,000	525,000	-	-	-
	2/6/18	2/6/18				-	-	-	30,000	7.50	127,500

(1)	This column reflects the date upon which the Compensation Committee approved and issued the awards set forth in this table.

(2)	Amounts are reported on a post-reverse split basis, giving effect to the reverse stock split which occurred on May 23, 2018.

(3)	Reflects closing price of Windstream common stock on the grant date.

(4)
Represents the grant date fair value calculated in accordance with applicable standards for financial statement reporting purposes in accordance with FASB ASC Topic 718. The grant date fair values for the stock options is determined using the closing stock price of Windstream common stock on the date of grant. The amounts reported in this column do not necessarily represent the actual equity value that may ultimately be received by the NEOs.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table shows information regarding outstanding equity awards under the Windstream equity incentive plans held by NEOs as of December 31, 2018. Share amounts and option exercise prices are reported on a post-reverse split basis, giving effect to the reverse stock split which occurred on May 23, 2018.

Name	Option Awards				Stock Awards
			Option exercise price ($)	Option expiration date	Time-Based Vesting Restricted Stock		Performance-Based Vesting Restricted Stock or Units
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Tony Thomas	-	325,000	7.50	2/6/28	26,363 (3) 14,660 (4)	55,099 30,639	35,113 (6) 43,979 (7)	73,386 91,916
Robert E. Gunderman	-	118,800	7.50	2/6/28	9,853 (3) 5,359 (4)	20,593 11,200	13,483 (6) 16,076 (7)	28,179 33,599
Layne Levine	-	50,000	7.50	2/6/28	47,170 (3) 47,170 (4)	98,585 98,585
Jeff Small	-	40,000	7.50	2/6/28	1,354 (3) 1,353 (4) 10,718 (5)	2,830 2,828 22,401	4,060 (7)	8,485
Kristi Moody	-	30,000	7.50	2/6/28	2,283 (3) 1,128 (4)	4,771 2,358	3,465 (6) 3,383 (7)	7,242 7,070
John P. Fletcher					10,851 (3)	22,679

(1)	The stock options vest in 3 equal installments beginning March 1, 2019.

(2)	Market values calculated using the closing prices of Windstream common stock on December 31, 2018, which was $2.09.

(3)
Shares scheduled to vest in full on March 1, 2019, subject to in the case of Mr. Fletcher, his continued compliance with certain non-disclosure, non-competition and non-interference covenants for the one-year period ending on March 2, 2019. After December 31, 2018, the vesting date for these shares was extended to December 1, 2019, in light of our Chapter 11 filing for each NEO (other than Mr. Fletcher).

(4)	Shares scheduled to vest in full March 1, 2020.

(5)	Shares scheduled to vest in full December 15, 2019.

(6)
97% of these PBRSUs vested March 1, 2019, based on the Company's achievement of a specified level of Adjusted Free Cash Flow over the three-year period ended December 31, 2018. The Board of Directors has elected to delay delivery of such vested shares until December 1, 2019, subject to acceleration upon a “change in control” and certain qualifying events of termination of employment.

(7)
Represents 2017 PBRSUs at target scheduled to vest March 1, 2020, if at all, based on the Company's achievement of a specified level of Adjusted Free Cash Flow over the three-year period ended December 31, 2019.

OPTION EXERCISES AND STOCK VESTED
The following table shows information regarding the vesting of equity-based awards during 2018. Amounts are reported on a post-reverse split basis, giving effect to the reverse stock split which occurred on May 23, 2018.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($)(3)
Tony Thomas	41,726	333,808
Robert E. Gunderman	15,383	123,064
Layne Levine	47,170	377,360
Jeff Small	1,353	10,824
Kristi Moody	3,511	28,088
John P. Fletcher	18,225	145,800

(1)	Prior to 2018, Windstream did not grant stock options and therefore had no option exercises by any NEO in 2018.

(2)	Represents shares of Windstream common stock that vested on March 1, 2018.

(3)	The amounts in this column represented the value realized upon vesting based on a split-adjusted closing price of $8.00.
RETIREMENT BENEFITS
The following table shows certain information regarding benefits for Tony Thomas under certain retirement plans, specifically the Windstream Pension Plan and Benefit Restoration Plan as of December 31, 2018. No other current or former NEOs have benefits under these plans.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Tony Thomas	Pension Plan	7	127,096	-
	Benefit Restoration Plan	-	10,850	-

(1)	Recognizes prior service under the Alltel Corporation Pension Plan and the Alltel Corporation Benefit Restoration Plan.

(2)
The present value of accumulated benefits includes the present value of the benefits transferred from the Alltel Corporation Pension Plan and the Alltel Corporation Benefit Restoration Plan assumed by Windstream at the time it spun off from Alltel in 2006. The present value of accumulated benefits was calculated based on retirement at age 60 with 20 years of credited service, current compensation as of December 31, 2018, no pre-retirement decrements, the RP-2014 generational projection table adjusted backward to 2006 using scale MP-2014 and projected forward using scale MP-2017, and a 4.34% discount rate, which is the same rate used for preparing Windstream’s consolidated financial statements.

The following summarizes the material terms of these retirement plans.
Windstream Pension Plan
The Windstream Pension Plan (“Pension Plan”) is a tax-qualified defined benefit plan and generally covers salaried and non-salaried employees of Windstream and those subsidiary companies that have adopted the Pension Plan. Accruals are frozen for non-bargaining employees. No NEOs were eligible for continuing accruals under the Pension Plan as of the end of 2018.
The Pension Plan’s accrued benefit is payable in the form of a monthly life annuity following normal retirement at age 65 (or, if later, at five years of service or at the fifth anniversary of participation). The accrued benefit is also payable in a monthly life annuity following early retirement at or after age 55 with at least 20 years of service (with reduction in the life annuity of 0.25% for each month that commencement precedes age 60) or at or after age 60 with 15 years of service (with reduction in the life annuity of 0.25% for each month that commencement precedes age 65 for a participant whose benefit commences before age 62). As of the end of 2018, no NEOs satisfied the foregoing age and service requirements to commence receipt of an early retirement benefit under the Pension Plan.
For deferred vested participants (i.e., those who terminate employment before early retirement), the accrued benefit is payable in a monthly life annuity beginning at normal retirement age. If a deferred vested participant has 15 years of service, the accrued benefit is also payable in a monthly life annuity beginning as early as age 60 (with reduction in the life annuity of 0.50% for each month commencement precedes age 65), and, if the deferred vested participant has at least 20 years of service, the accrued benefit is also payable in a monthly life annuity beginning as early as age 55 (with reduction in the life annuity of 0.50% for each month commencement precedes age 65).
For a participant eligible for normal retirement or early retirement, payment is also available in actuarial equivalent joint and surviving spouse annuities, which provide a reduced monthly amount for the participant’s life with the surviving spouse receiving 50%, 75% or 100%, as elected, of the reduced monthly amount, or in an actuarial equivalent 10-year certain and life annuity, which provides a reduced monthly amount for the participant’s life and, if the participant dies within 10 years of benefit commencement, with payments to a designated beneficiary for the remainder of the 10-year certain period. For a married deferred vested participant, payment is also available in the form of an actuarial equivalent joint and 50% or 75% surviving spouse annuity, as elected. If a vested participant dies before benefit commencement, an annuity generally is payable to the participant’s surviving spouse in an amount based on the joint and 50% surviving spouse annuity that would have been payable to the participant beginning on the later of when the participant died or would have been eligible to commence a benefit.
Under the Pension Plan, post-January 1, 1988 through December 31, 2005 service (December 31, 2010 service for employees who had attained age 40 with two years of vesting service as of December 31, 2005) is credited at 1% of compensation, including salary, bonus and other non-equity incentive compensation, plus 0.4% of that part of the participant’s compensation in excess of the Social Security taxable wage base for such year. Service prior to 1988, if any, is credited on the basis of a percentage of the participant’s highest consecutive five-year average annual salary, equal to 1% for each year of service prior to 1982 and thereafter increasing by 0.05% each year until 1988, but only prospectively, i.e., with respect to service earned in such succeeding year. In addition, participants receive an additional credit of 0.25% for each pre-1988 year of service after age 55, subject to a maximum of 10 years of credit, plus an amount equal to 0.4% of the amount by which the participant’s pre-1988 career average annual base salary (three highest years) exceeds his or her Social Security covered compensation, multiplied by his or her years of pre-1988 credited service.
Windstream Benefit Restoration Plan
The Windstream Benefit Restoration Plan (“BRP”) contains an unfunded, unsecured pension benefit for a group of highly compensated employees whose benefits are reduced due to the IRS compensation limits for qualified plans. This plan was established by Alltel Corporation (“Alltel”) and assumed by Windstream at the time it spun off from Alltel in 2006. Accruals are frozen for employees. No NEOs continued to be eligible for accruals in the pension benefit of the BRP as of the end of 2018. The pension benefit under the BRP is calculated as the excess, if any, of (x) the participant’s Pension Plan benefit (on a single life-annuity basis payable commencing on the later of the participant’s retirement date or age 65) without regard to the IRS compensation limit ($270,000 for 2017) over (y) the participant’s regular Pension Plan benefit (on a single life-annuity basis payable commencing on the later of the participant’s retirement date or age 65 regardless of the actual form or timing of payment). If the participant has not attained age 65 on the date his or her benefit is scheduled to commence, the BRP benefit is reduced to the extent as the Pension Plan benefit would have been reduced based on reduction factors as in effect on December 31, 2007. For purposes of the preceding calculations, compensation has the same meaning provided in the foregoing description of the Pension Plan. The payment of a participant’s retirement benefit under the BRP shall commence as of the first day of the first month following the later of (i) his or her 60th birthday or (ii) the six-month anniversary of the participant’s separation from service. Benefits are paid over the life of the participant if the participant is alive when benefits commence or over the life of the spouse if the benefit is paid as a pre-retirement death benefit. The benefit will be paid in one lump sum payment if the actuarial present value is less than $30,000. To the extent permitted by Section 409A of the Code, the Benefits Committee, comprised of the President & Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer and Vice President-Compensation & Benefits, authorized by the Board of Directors to manage the operation and administration of all employee benefit plans, including non-qualified plans, may direct that the benefit be paid in an alternative form provided that it is the actuarial equivalent of the normal form of benefit so that the BRP benefit is paid in the same form as the Pension Plan benefit. None of the NEOs were yet eligible to commence their benefit under the BRP as of the end of 2018.
Windstream 2007 Deferred Compensation Plan
The Windstream 2007 Deferred Compensation Plan (the “2007 Plan”) is a non-qualified deferred compensation plan offered to executive officers and other key employees. Due to low participation, the 2007 Plan was frozen to new contributions as of January 1, 2018. The 2007 Plan also allowed Windstream to make discretionary contributions to the 2007 Plan to replace contributions that Windstream is limited from making to its 401(k) qualified plan as a result of limits imposed by the Code. These discretionary contributions equal the amount that could have been credited to the executive officers as a matching contribution under Windstream’s 401(k) plan had compensation not been limited under the 401(k) plan by the Code, plus the amount, if any, by which the executive officer’s matching contribution under the Windstream 401(k) Plan is reduced due to the executive officer’s contributions to the 2007 Plan. Participant accounts are credited with earnings based on a portfolio of investment funds. Payments are made under the 2007 Plan in cash at certain future dates as specified by the participants or upon separation of service. The following table shows certain information regarding contributions and aggregate balances for the NEOs under the 2007 Plan as of December 31, 2018.

Name	Executive Contributions in 2018 ($)	Windstream Contributions in 2018 ($) (1)	Aggregate Earnings in 2018 ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/2018 ($) (3) (4)
Tony Thomas	—	73,450	(43,589)	—	1,008,155
Robert E. Gunderman	—	20,944	(14,496)	—	177,984
Layne Levine	—	16,700	257	—	16,957
Jeff Small	—	11,790	181	—	11,971
Kristi Moody	—	4,676	196	—	11,831
John P. Fletcher	—	24,385	(25,296)	—	311,588

(1)
Amounts reflect matching contributions made in 2018, although attributable to service in 2017, and are included in the “All Other Compensation” column of the Summary Compensation Table as 2017 compensation.

(2)	There were no “above-market earnings” for 2018, and none of these amounts were included in the Summary Compensation Table.

(3)	Balances are paid following termination or upon a date chosen by participant subject to compliance with Section 409A of the Code.

(4)
All amounts contributed by a NEO and Windstream in prior years have been reported in the Summary Compensation Tables in previously filed proxy statements in the year earned to the extent the NEO was for purposes of the SEC’s executive compensation disclosure.

POTENTIAL PAYMENTS UPON DEATH, DISABILITY, TERMINATION OR CHANGE-IN-CONTROL
The benefits payable to each NEO upon death, disability, termination or change-in-control are subject to the provisions of certain agreements, plans and arrangements discussed below. The actual amounts that would be paid to each NEO can be determined only at the time the actual triggering event occurs. The estimated amount payable or provided to each NEO in each situation summarized below assumes that the triggering event occurred on December 31, 2018 and are in addition to the benefits which the NEOs would be entitled to receive under the retirement plans and programs described in the section titled “Retirement Benefits” above. This section identifies and quantifies the extent to which those retirement benefits are enhanced or accelerated upon the triggering events described below. With respect to Mr. Fletcher, the actual amount of compensation and benefits paid to him in connection with his departure from Windstream in 2018 is disclosed in the “Compensation Discussion and Analysis” section of this Item 11.
None of the NEOs is eligible to receive a tax gross-up payment for the golden parachute excise tax imposed on the change-in-control severance benefits under Sections 280G and 4999 of the tax code. Instead, each of them would either (i) have his or her severance benefits reduced to a level such that the golden parachute excise tax would not apply, or (ii) receive all the benefits to which he or she is entitled and pay the related excise tax, whichever would result in the greater net after-tax benefit to the executive. The amounts in the tables below assume that the severance benefits would not be reduced.
Death or Disability
In the event that an NEO dies or becomes disabled, the NEO (or such NEO’s beneficiary) will be entitled to (i) the immediate vesting of any unvested restricted stock, the target number of PBRSUs, and unvested stock options (with disability determined by the Compensation Committee in its sole discretion), and (ii) the target bonus under Windstream’s annual short-term incentive plan pro-rated on the basis of the ratio of the number of days of participation during the plan year to the number of days during the plan year and paid by Windstream in a lump sum following the end of the year (with disability defined as incapacity resulting in the executive being unable to engage in gainful employment at his usual occupation by reason of any medically demonstrable physical or mental condition, excluding incapacity resulting from a felonious enterprise, chronic alcoholism or addiction to drugs or abuse, and self-inflicted injury or illness).
Termination or Change-in-Control
The benefits payable to each NEO upon a termination or change-in-control are subject to the provisions of certain agreements, plans and arrangements discussed below.
Tony Thomas
Pursuant to the amended and restated employment agreement with Mr. Thomas, the potential payments upon a termination or a change-in-control are as follows:

•
Outside of a Change-in-Control: In the event of a termination by Windstream without cause or by Mr. Thomas for good reason, Mr. Thomas would be entitled to a lump sum cash severance in the amount of (i) his annual base salary through the date of termination and any other vested benefits, in each case to the extent not previously paid, plus (ii) three times his annual base salary.

•
Change-in-Control: In the event of a termination by Windstream without cause or by Mr. Thomas for good reason following the announcement of a definitive agreement that, when consummated, would constitute a change-in-control and such change-in-control is consummated, or within the two-year period following a consummated change-in-control, Mr. Thomas would be entitled to (i) his annual base salary through the date of termination and any other vested benefits, (ii) a pro-rated amount of his target annual incentive compensation for the year of termination, (iii) three times the sum of his base salary and target annual incentive compensation (in each case, as in effect immediately prior to the change-in-control or, if higher, on the date of termination), (iv) a cash equivalent for three years of health care premiums and (v) outplacement services with a value of no more than $50,000. In addition, in the event of a termination by Windstream without cause or by Mr. Thomas for good reason within the two-year period following a change-in-control, Mr. Thomas’s unvested Windstream restricted stock, target number of PBRSUs, and unvested stock options would immediately vest in full.

In connection with any termination of employment, Mr. Thomas is restricted from soliciting employees or customers of or competing against Windstream and its affiliates for a certain period of time, and is required to sign a waiver and release of all claims against Windstream and its affiliates prior to receiving severance benefits.
Named Executive Officers (other than Tony Thomas)
Pursuant to change-in-control and severance agreements with each of the NEOs (other than Mr. Thomas), the potential payments upon a termination or a change-in-control are as follows:

•
In the event of a termination by the NEO without good reason, the NEO’s time-based restricted stock that would have vested during the one-year period following the date of termination will vest on the one year anniversary of the date of termination, contingent on the NEO’s compliance with the restrictive covenants.

•
Outside of a Change-in-Control: In the event of a termination by Windstream without cause or by the NEO for good reason, the NEO would be entitled to (i) base salary through the date of termination, reimbursable business expenses in accordance with company policies, any accrued, unused vacation pay, and any other vested benefits, (ii) for terminations that occur after April 1 of the fiscal year, a pro-rated amount of annual incentive compensation for the year of termination based on actual Windstream performance, (iii) the amount of any incentive compensation that has been allocated or awarded to the NEO for a completed fiscal year or other completed measuring period preceding the date of termination to the extent not previously paid, (iv) an amount equal to the sum of the base salary and target annual incentive compensation in effect on the date of termination, (v) a cash equivalent for 12 months of health care premiums, (vi) outplacement services with a value of no more than $25,000, and (vii) the NEO’s time-based restricted stock that would have vested during the one-year period following the date of termination will vest on the one-year anniversary of the date of termination, contingent on the NEO’s compliance with the restrictive covenants. Additionally, if Mr. Levine is terminated without cause prior to March 1, 2020, then the unvested portion of his inducement grant would immediately vest in full.

•
Change-in-Control: In the event of a termination by Windstream without cause or by the NEO for good reason within the two-year period following a change-in-control, the NEO would be entitled to (i) the amount of base salary through the date of termination, reimbursable business expenses in accordance with company policies, any accrued, unused vacation pay, and any other vested benefits, (ii) a pro-rated amount of the target annual incentive compensation in effect immediately prior to the change-in-control or, if higher, on the date of termination, (iii) the amount of any incentive compensation that has been allocated or awarded to the executive for a completed fiscal year or other completed measuring period preceding the date of termination to the extent not previously paid, (iv) two times (or in the case of Ms. Moody, 1.5 times) the sum of the executive’s base salary and target annual incentive compensation for each NEO (in each case, as in effect on the date of the change-in-control or if higher, on the date of termination), (v) a cash equivalent for health care premiums of 18 months, (vi) outplacement services with a value of no more than $25,000, and (vii) the NEO’s unvested Windstream restricted stock, target number of PBRSUs, and unvested stock options would immediately vest in full.

In connection with a termination of employment, a NEO is prohibited from soliciting employees or customers of or competing against Windstream and its affiliates for a certain period of time, and is required to sign a waiver and release of all claims against Windstream and its affiliates prior to receiving severance benefits.

Potential Payments
The following tables show the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2018 for the NEOs, except for Mr. Fletcher who departed from the Company effective March 2, 2018. In all tables, the value of the accelerated vesting of restricted shares, PBRSUs and stock options are based on closing prices of Windstream common stock on December 31, 2018, which was $2.09.
Tony Thomas

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	0	0	3,000,000	8,640,000
Accelerated Vesting of Restricted Stock	85,738	0	0	85,738
Accelerated Vesting of PBRSUs	165,302	0	0	165,302
Accelerated Vesting of Stock Options	0	0	0	0
Pro-rated Annual Incentive Compensation	2,661,742	0	0	1,880,000
Cash Equivalent for Health Care Premiums	0	0	0	45,145
Outplacement Services	0	0	0	50,000
Total	2,912,782	0	3,000,000	10,866,185
Robert E. Gunderman

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	0	0	1,100,000	2,200,000
Accelerated Vesting of Restricted Stock	31,793	20,593	20,593	31,793
Accelerated Vesting of PBRSUs	61,778	0	0	61,778
Accelerated Vesting of Stock Options	0	0	0	0
Pro-rated Annual Incentive Compensation	849,492	0	600,000	600,000
Cash Equivalent for Health Care Premiums	0	0	16,204	24,306
Outplacement Services	0	0	25,000	25,000
Total	943,063	20,593	1,761,797	2,942,879

Layne Levine

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	0	0	935,000	1,870,000
Accelerated Vesting of Restricted Stock	0	0	0	0
Accelerated Vesting of PBRSUs	0	0	0	0
Accelerated Vesting of Stock Options	0	0	0	0
Pro-rated Annual Incentive Compensation	532,109	0	510,000	510,000
Cash Equivalent for Health Care Premiums	0	0	17,187	25,781
Outplacement Services	0	0	25,000	25,000
Accelerated Vesting of Inducement Grant	197,171	98,585	197,171	197,171
Accelerated Vesting of Cash Grant	300,000	0	0	300,000
Total	1,029,280	98,585	1,684,358	2,927,952
Jeff Small

Type of Payment	Death or Disability($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	0	0	770,000	1,540,000
Accelerated Vesting of Restricted Stock	28,059	25,231	25,231	28,059
Accelerated Vesting of PBRSUs	8,485	0	0	8,485
Accelerated Vesting of Stock Options	0	0	0	0
Accelerated Vesting of Cash Grant	166,666	0	0	166,666
Pro-rated Annual Incentive Compensation	634,366	0	420,000	420,000
Cash Equivalent for Health Care Premiums	0	0	17,360	26,040
Outplacement Services	0	0	25,000	25,000
Total	837,576	25,231	1,257,591	2,214,250
Kristi Moody

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	0	0	560,000	840,000
Accelerated Vesting of Restricted Stock (1)	7,129	4,771	4,771	7,129
Accelerated Vesting of PBRSUs (1)	14,312	0	0	14,312
Accelerated Vesting of Stock Options (1)	0	0	0	0
Pro-rated Annual Incentive Compensation	297,322	0	210,000	210,000
Cash Equivalent for Health Care Premiums	0	0	14,248	17,810
Outplacement Services	0	0	25,000	25,000
Total	318,763	4,771	814,019	1,114,251

CEO PAY RATIO
For 2018, the total annual compensation of our median employee was $71,216, and Mr. Thomas’ annual total compensation was $5,055,702. Based on this information, the ratio of the total annual compensation of our CEO to the annual total compensation of our median employee was 71-to-1. We identified our median compensated employee using our employee population as of December 31, 2018, which included all full-time, part-time, temporary and seasonal employees (other than our CEO) employed on that date. To identify the median compensated employee, we used a consistently applied compensation measure (CACM). For our CACM, we used W-2 earnings for 2018 reported in W-2 Box 5 (or the Canadian equivalent for our employees located in Canada). The CACM was annualized for those employees hired during 2018. We converted currency for our Canadian employees using average annual exchange rates for 2018. We then calculated the median employee’s compensation in the same manner as the NEOs in the Summary Compensation Table.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their compensation practices. As such, pay ratios reported by other companies may not be comparable to the pay ratio reported above, as other companies may utilize different methodologies, exclusions, estimates and assumptions in their compensation calculations.
Director Compensation
During 2018, Windstream’s Non-Employee Director Compensation Program provided for the following annual compensation: (1) a restricted stock grant of $100,000; (2) a cash retainer of $90,000; (3) an additional cash retainer of $100,000 for the Board Chair; (4) additional cash retainers of $35,000, $30,000 and $25,000 for the chairs of the Audit, Compensation and Governance Committees, respectively; and (5) additional cash retainers of $17,500, $15,000 and $12,500 for members of the Audit, Compensation, and Governance Committees, respectively. All directors had the option to elect to receive any cash retainer in the form of Windstream common stock. The following table shows the compensation paid to the directors during 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Alan L. Wells, Chair	190,000	100,003	236	290,239
Samuel E. Beall, III	105,000	100,003	236	205,239
Jeannie Diefenderfer	115,000	100,003	236	215,239
Jeffrey T. Hinson	120,000	100,003	236	220,239
William G. LaPerch	120,000	100,003	236	220,239
Julie A. Shimer	120,000	100,003	236	220,239
Michael G. Stoltz	125,000	100,003	236	225,239
Walter L. Turek	105,000	100,003	236	205,239

(1)
Stock award amounts reflect the aggregate fair value on the grant date based on the closing price per share of Windstream common stock on the date of grant of the restricted stock, computed in accordance with FASB ASC Topic 718. The amounts shown do not necessarily represent the actual equity value held by the directors in light of filing of the Chapter 11 Cases, and directors may not be entitled to receive or retain any property or interest in property on account of such equity interests or receive any value for their equity holdings in the Company’s common stock, despite the values reflected below.

(2)	This amount is for travel insurance provided to all directors.

Appendix A to Item 11

RECONCILIATION OF NET LOSS TO ADJUSTED OIBDAR
In addition to financial results reported in accordance with generally accepted accounting principles (“GAAP”), we utilize certain unaudited results of operations in this Amendment to the Annual Report on Form 10-K filed March 15, 2019, which are not calculated in accordance with GAAP. A “non-GAAP measure” is defined as a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in a company’s financial statements. Adjusted OIBDAR, which is a non-GAAP measure, is operating income before depreciation and amortization, and excluding merger, integration and other costs, restructuring charges, pension costs, share-based compensation expense and the annual rent payment due under the lease with Uniti Group Inc. (“Uniti”). This non-GAAP measure may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP. We use Adjusted OIBDAR as a key measure of our operational performance, and our management, including the chief operating decision-maker, uses Adjusted OIBDAR consistently for all purposes, including internal reporting, the evaluation of business objectives, opportunities and performance, and the determination of management compensation. Adjusted OIBDAR is included to provide investors with useful information about our operating performance before the impacts of certain non-cash items and to enhance the comparability of operating results between periods in order to focus on the true earnings capacity of our core business operations. Prior to the filing of the Chapter 11 Cases, adjusted OIBDAR was also used by rating agencies and lenders to evaluate our operating performance and creditworthiness.
UNAUDITED ADJUSTED CONSOLIDATED RESULTS (NON-GAAP)
(In millions)

2018
Reconciliation of Net Loss under GAAP to Adjusted OIBDAR:
Net loss	$ (723.0)
Adjustments:
Gain on sale of Consumer CLEC business	(145.4)
Net gain on early extinguishment of debt	(190.3)
Interest expense	901.3
Income tax expense	449.1
Other expense, net	4.9
Operating income under GAAP	296.6
Depreciation and amortization	1,526.7
Adjustments:
Merger, integration and other costs	31.9
Restructuring charges	45.0
Other costs (B)	81.9
Pension expense	3.5
Share-based compensation expense	11.3
Adjusted OIBDAR (A)	$ 1,996.9

(A)
Adjusted OIBDAR is operating income before depreciation and amortization, and excluding merger, integration and other costs, restructuring charges, pension costs, share-based compensation expense and the annual cash rent payment due under the master lease agreement with Uniti.

(B)
Other costs primarily consist of business transformation expenses totaling $59.3 million and $22.0 million representing Windstream’s matching contribution to the Company’s 401(k) plan that was made in cash due to the filing of the Chapter 11 Cases. Compensation targets for 2018 were based on this contribution being made in stock, consistent with prior years. Business transformation expenses include consulting fees, incremental marketing and rebranding costs, incremental labor, travel, training and other transition costs related to outsourcing certain support functions of $32.0 million and $27.3 million of incremental network optimization costs incurred in migrating traffic to existing lower costs circuits and terminating contracts prior to their expiration.

CALCULATION OF BUSINESS UNIT CONTRIBUTION MARGIN

The table below sets forth the calculation for the Enterprise & Wholesale Contribution Margin:

Enterprise & Wholesale Contribution Margin:
Enterprise revenues and sales	$ 2,931.9
Wholesale revenues and sales	723.1
Total Enterprise & Wholesale revenues and sales	3,655.0
Enterprise costs and expenses	2,303.7
Wholesale costs and expenses	216.5
Total Enterprise & Wholesale costs and expenses	2,520.2
Enterprise & Wholesale Contribution Margin (A)	$ 1,134.8

(A)	Enterprise & Wholesale contribution margin is computed as revenues and sales less costs and expenses.

The table below sets forth the calculation for the Consumer & Small Business Contribution Margin:

Consumer & Small Business Contribution Margin:
Consumer revenues and sales	$ 1,573.2
Small business revenues and sales	303.8
Total Consumer & Small Business revenues and sales	1,877.0
Consumer & Small Business costs and expenses	787.4
Consumer & Small Business Contribution Margin (B)	$ 1,089.6

(B)	Consumer & Small Business contribution margin is computed as revenues and sales less costs and expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP
Directors and Executive Officers. As of April 15, 2019, the following table sets forth the number of shares of Windstream common stock beneficially owned by our directors, our executive officers (including a former employee who is a NEO in Item 11 of this Amendment) and by all directors and current executive officers of Windstream as a group. Except as otherwise indicated by footnote, the nature of the beneficial ownership is sole voting and investment power, and no shares are pledged as security:

	Shares Beneficially Owned (1)	Unvested Restricted Shares (2)	Total Shares Beneficially Owned	Percent of Class (if 1% or more)

Name of Beneficial Owners
Non-Management Directors
Alan L. Wells, Chair	36,594	13,699	50,293	*
Samuel E. Beall, III	12,751	13,699	26,450	*
Jeannie Diefenderfer	10,916	13,699	24,615	*
Jeffrey T. Hinson	11,310	13,699	25,009	*
William G. LaPerch	9,477	13,699	23,176	*
Julie A. Shimer	21,682	13,699	35,381	*
Michael G. Stoltz	13,543	13,699	27,242	*
Walter L. Turek	9,396	13,699	23,095	*
Named Executive Officers
Tony Thomas, President & CEO	81,696	41,023	122,719	*
Robert E. Gunderman	25,419	15,212	40,631	*
Layne Levine	36,708	94,340	131,048	*
Jeff Small	2,439	13,425	15,864	*
Kristi Moody	8,015	3,411	11,426	*
John P. Fletcher (former executive officer)	58,937	0	58,937	*
All Directors and Current Executive Officers as a Group (8 non-employee directors and 6 executive officers in total)	290,612	280,294	570,906	1.32%
*indicates less than one percent

(1)	This column excludes unvested restricted shares.

(2)	Unvested shares of restricted stock are deemed beneficially owned because grantees of unvested restricted stock under Windstream’s equity compensation plans hold the sole right to vote such shares.

Certain Beneficial Owners. Set forth below is information, as of April 15, 2019, with respect to any person known to Windstream to be the beneficial owner of more than 5% of any class of Windstream’s voting securities, all of which are shares of common stock:

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Ownership	Percent of Class
Common Stock	The Vanguard Group	2,999,054 (1)	6.97%
	100 Vanguard Blvd.
	Malvern, PA 19355

(1)
Based upon information contained in a Schedule 13G/A filed on February 11, 2019, The Vanguard Group has sole voting power over 36,664 shares, shared voting power over none of the shares, sole dispositive power over 2,962,390 shares and shared dispositive power over 36,664 shares.

Stock Ownership Guidelines. The Board of Directors has adopted minimum stock ownership guidelines that require Windstream’s directors and executive officers to meet minimum stock ownership levels equal to the lesser of (i) a value-based multiple of salary or retainer, as applicable, or (ii) a fixed number of shares of common stock.
Effective May 2018, the Board updated the list of executive officers subject to the minimum stock ownership guidelines. Directors who are not officers are expected to maintain minimum beneficial ownership of shares of Windstream common stock at levels equaling the lesser of either (i) 8,000 shares of common stock or (ii) a number of shares valued at least three times the annual cash retainer paid to non-employee directors (currently a value of $270,000). The table below sets forth the lesser applicable guideline share amount for each non-employee director and the number of shares of Windstream common stock that each such director is deemed to own under the guidelines as of April 15, 2019.

Non-Management Director	Guideline Share Amount	Shares Owned
Alan L. Wells, Chair	8,000	50,293
Samuel E. Beall, III	8,000	26,450
Jeannie Diefenderfer	8,000	24,615
Jeffrey T. Hinson	8,000	25,009
William G. LaPerch	8,000	23,176
Julie A. Shimer	8,000	35,381
Michael G. Stoltz	8,000	27,242
Walter L. Turek	8,000	23,095
Executive officers are expected to maintain minimum beneficial ownership of shares of Windstream common stock at levels equaling the lesser of either (i) a number of shares equal to the value-based multiple or (ii) a specified fixed number of shares, each as provided in the following table. The table below sets forth the number of shares of Windstream common stock that each NEO is deemed to own under the guidelines as of April 15, 2019. Currently the fixed number of shares is the applicable guideline share amount for each officer.

	Value-Based Multiple	Fixed Number of Shares	Shares Owned
Named Executive Officer	(1)	(2)	(3)
Tony Thomas	5x Salary	150,000 Shares	122,719
Robert E. Gunderman	3x Salary	40,000 Shares	40,631
Layne Levine	2x Salary	20,000 Shares	131,048
Jeff Small	2x Salary	20,000 Shares	15,864
Kristi Moody	2x Salary	20,000 Shares	11,426

(1)
For the value-based multiple, ownership levels are calculated as of December 31 of each year by dividing (i) the total dollar value of shares required to be beneficially owned by (ii) the 30-day average stock price of a share of common stock for the period ending on December 31.

(2)	The fixed numbers of shares of common stock are adjusted to reflect stock splits or similar changes to the capital structure of Windstream.

(3)	Mr. Thomas has until December 2020 and Mr. Small and Ms. Moody have until February 2023 to attain applicable stock ownership levels.
Directors and executive officers have five years from the date they become subject to the guidelines, or the date of any change to increase applicable ownership levels under the guidelines, to attain the ownership levels described above. During the transition period and until the director or officer satisfies the specified ownership levels, the guidelines impose a retention ratio that provides that each director and officer is expected to retain at least 50% of the shares received, net of tax payment obligations, upon the vesting of restricted stock or the exercise of stock options. Directors and officers are also required to hold for at least six months all shares received, net of tax payment obligations, upon vesting of restricted equity awards or the exercise of stock options. For the purposes of the guidelines, unvested time-based shares or units of restricted stock are considered beneficially owned, while unvested performance-based shares or units of restricted stock do not count toward satisfaction of the stock ownership guidelines for officers. Additionally, the share equivalent of the in-the-money value of any exercisable stock options, measured as of December 31 (in-the-money value divided by the stock price) count toward satisfaction of the guidelines.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to the discussion of director independence included in Item 10 of this Amendment.
Windstream has adopted a written policy for the review and approval of related party transactions. The Governance Committee is responsible for the review and approval of transactions covered by the policy, although transactions can also be approved by the disinterested members of the Board of Directors.
Under the policy and subject to the exceptions noted below, the Governance Committee or the Board must approve any transaction in which Windstream is a participant, the amount involved equals or exceeds $120,000, and the transaction is required to be disclosed under SEC rules regarding related party transactions. To be approved, the transaction must be on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party or otherwise determined to be fair and in the best interests of Windstream. The persons covered by the policy are Windstream’s directors, director nominees, executive officers, immediate family members of any of the foregoing, and any entity that is controlled by any of the foregoing persons.
In April 2015, Windstream spun off (the “REIT Spin-off”) certain network assets, including fiber, copper, real estate and other fixed assets, into an independent, publicly traded real-estate investment trust, Uniti Group Inc. (“Uniti”). Kenneth Gunderman, a brother of Robert Gunderman, Windstream’s Chief Financial Officer and Treasurer (and a named executive officer), is President and Chief Executive Officer of Uniti. In connection with the REIT Spin-off, on April 24, 2015, Windstream Holdings, Inc., entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Under the master lease, Windstream has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, 5-year renewal options. The master lease provides for annual rent of $650.0 million paid in advance in equal monthly installments and was fixed for the first three years. After the first three years, rent will increase on an annual basis at a base rent escalator of 0.5%. Uniti and Windstream entered into an amendment to the master lease in February 2016 that established a method whereby Windstream will be permitted to enter into fiber swap arrangements that extend beyond the then current term of the master lease. During 2018, Windstream paid approximately $655.7 million in rent under the lease.
Except as noted above, there were no commercial transactions between related parties and Windstream that required disclosure in Item 13 of this Amendment.
Transactions covered by the policy do not include the provision of services, the sale of products or other transactions conducted by Windstream in the ordinary course of business and on terms generally available to employees or customers. Covered transactions also do not include an employment or service relationship involving a director or executive officer and any related compensation resulting from that relationship that is approved by Windstream’s Compensation Committee or is disclosed in Item 11 of this Amendment pursuant to the SEC’s executive compensation rules. Additionally, covered transactions do not include employment relationships of immediate family members of executive officers as long as the immediate family member is not also an executive officer and is not related to the CEO or a director. Any employment relationships with immediate family members of executive officers that are not subject to the policy require the approval of the CEO. The Governance Committee receives an annual report disclosing the terms of all related party transactions, including transactions that do not require pre-approval by the Committee.
Item 14. Principal Accounting Fees and Services.
Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017 were:

In thousands	2018	2017
Audit Fees (a)	$4,285	$3,997
Audit-Related Fees (b)	220	465
Tax Fees (c)	372	708
All Other Fees (d)	8	2
Total	$4,885	$5,172

(a)
Audit fees includes fees for the annual audit and quarterly reviews of the consolidated financial statements as well as attestation reports required by statute or regulation, comfort letters and consents in respect to Securities and Exchange Commission filings, and accounting and financial reporting consultations. The increase in 2018 is primarily due to incremental billings for audit procedures performed related to the debt exchanges and issuances of comfort letters during 2018.

(b)
Audit-related fees are comprised of assurance and related services that are traditionally performed by the independent registered public accountant and are not reported under “Audit Fees.” For 2018, these fees primarily include $220,000 of incremental assurance services performed by PwC in connection with Windstream’s adoption of the new revenue recognition and leasing standards. Excluded from the 2018 and 2017 amounts are $39,000 and $38,000, respectively, paid by the Windstream Pension Plan Trust for the audit of the Windstream Pension Plan. Also excluded from the 2018 amount are $62,000 of fees paid directly by the Windstream 401(k) Plan for the audit of this benefit plan.

(c)
Tax fees are principally comprised of fees for tax consulting services provided by PwC. The decrease from 2017 is primarily related to additional tax services performed in connection with the acquisition of EarthLink and tax accounting advice associated with debt exchanges and debt offerings completed during 2017.

(d)	All other fees are comprised of fees which cannot be associated with the categories previously noted.
All services to be performed for Windstream by PwC must be pre-approved by the Audit Committee or a designated member of the Audit Committee pursuant to the Committee’s Pre-Approval Policies and Procedures. The Audit Committee’s pre-approval policy provides that Windstream may engage PwC for non-audit services (i) only if such services are not prohibited from being performed by PwC under the Sarbanes-Oxley Act of 2002 or any other applicable law or regulation and (ii) if such services are tax-related services, such services are one or more of the following tax-related services: tax return preparation and review; advice on income tax, tax accounting, sales/use tax, excise tax and other miscellaneous tax matters; tax advice and implementation assistance on restructurings, mergers and acquisition matters and other tax strategies. The pre-approval policy also provides that any request for approval for PwC to perform a permitted non-audit service must be accompanied by a discussion of the reasons why PwC should be engaged to perform the services. None of the services described in the table above were approved pursuant to the de minimis exception provided in Rule 2-01(c)(7)(i)(C) of Regulation S-X promulgated by the SEC.
Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)(3) - Exhibits
Exhibit Number         Description

31(c)
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

31(d)
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.		WINDSTREAM SERVICES, LLC
(Registrant)		(Registrant)

By	/s/ Anthony W. Thomas	Date:	April 30, 2019
Anthony W. Thomas President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	April 30, 2019
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		April 30, 2019
Anthony W. Thomas President and Chief Executive Officer

By	/s/ John C. Eichler		April 30, 2019
John C. Eichler Senior Vice President and Controller (Principal Accounting Officer)

*Samuel E. Beall, III, Director

*Jeannie Diefenderfer, Director

*Jeffrey T. Hinson, Director

*William G. LaPerch, Director

*Julie Shimer, Director

*Michael G. Stoltz, Director

*Walter Turek, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody, Attorney-in-fact)

April 30, 2019