Form 10-Q
period 2019-03-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2019-05-15
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Exact name of registrant as specified in its charter	State or other jurisdiction of incorporation or organization	Commission File Number	I.R.S. Employer Identification No.

Windstream Holdings, Inc.	Delaware	001-32422	46-2847717
Windstream Services, LLC	Delaware	001-36093	20-0792300

4001 Rodney Parham Road
Little Rock, Arkansas		72212
(Address of principal executive offices)		(Zip Code)

	(501) 748-7000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock ($0.0001 par per share) (1)	WINMQ (1)	OTC Pink Sheets Market (1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Windstream Holdings, Inc.	☐
Windstream Services, LLC	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Windstream Holdings, Inc.	☐ YES ☒ NO
Windstream Services, LLC	☐ YES ☒ NO

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Windstream Holdings, Inc.	☐ YES ☐ NO
Windstream Services, LLC	☐ YES ☐ NO

As of May 13, 2019, 42,997,926 shares of common stock of Windstream Holdings, Inc.were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions, except per share amounts)	2019	2018
Revenues and sales:
Service revenues	$1,302.2	$1,435.4
Product sales	18.4	18.9
Total revenues and sales	1,320.6	1,454.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	861.1	736.9
Cost of products sold	16.9	16.8
Selling, general and administrative	198.3	228.8
Depreciation and amortization	271.5	381.8
Goodwill impairment	2,339.0	—
Merger, integration and other costs	4.6	7.3
Restructuring charges	10.5	13.7
Total costs and expenses	3,701.9	1,385.3
Operating (loss) income	(2,381.3)	69.0
Other expense, net	(1.0)	(2.3)
Reorganization items, net	(104.9)	—
Interest expense (contractual interest for the three months ended March 31, 2019 of $140.7)	(91.9)	(223.1)
Loss before income taxes	(2,579.1)	(156.4)
Income tax benefit	(268.8)	(35.0)
Net loss	$(2,310.3)	$(121.4)
Basic and diluted loss per share:
Net loss	($54.26)	($3.25)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2019	2018
Net loss	$(2,310.3)	$(121.4)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized (loss) gain on designated interest rate swaps	(3.2)	14.8
Amortization of net unrealized (gain) loss on de-designated interest rate swaps	(1.2)	0.9
Income tax benefit (expense)	1.1	(4.0)
Change in interest rate swaps	(3.3)	11.7
Postretirement and pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1
Amortization of prior service credits	(0.4)	(1.3)
Income tax benefit	0.1	0.3
Change in postretirement and pension plans	(0.3)	(0.9)
Other comprehensive (loss) income	(3.6)	10.8
Comprehensive loss	$(2,313.9)	$(110.6)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$432.0	$355.7
Restricted cash	7.7	5.3
Accounts receivable (less allowance for doubtful
accounts of $23.0 and $24.8, respectively)	633.4	653.1
Inventories	79.8	82.4
Prepaid expenses and other	195.6	159.7
Total current assets	1,348.5	1,256.2
Goodwill	434.7	2,773.7
Other intangibles, net	1,174.5	1,213.1
Net property, plant and equipment	3,627.8	4,920.9
Operating lease right-of-use assets	4,187.4	—
Other assets	84.3	94.0
Total Assets	$10,857.2	$10,257.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$3,514.8	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	271.9	503.6
Advance payments and customer deposits	163.9	180.6
Accrued taxes	64.9	87.4
Accrued interest	0.9	43.5
Other current liabilities	120.4	344.2
Total current liabilities	4,136.8	11,457.7
Long-term lease obligations	—	72.8
Deferred income taxes	—	104.3
Other liabilities	21.4	542.4
Liabilities subject to compromise	7,891.9	—
Total liabilities	12,050.1	12,177.2
Commitments and Contingencies (See Note 17)
Shareholders’ Deficit:
Common stock, $.0001 par value, 75.0 shares authorized,
43.0 and 42.9 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,252.4	1,250.4
Accumulated other comprehensive income	32.0	35.6
Accumulated deficit	(2,477.3)	(3,205.3)
Total shareholders’ deficit	(1,192.9)	(1,919.3)
Total Liabilities and Shareholders’ Deficit	$10,857.2	$10,257.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,310.3)	$(121.4)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	271.5	381.8
Provision for doubtful accounts	9.7	5.6
Share-based compensation expense	2.0	9.9
Non-cash reorganization items, net	45.7	—
Deferred income taxes	(268.2)	(34.7)
Goodwill impairment	2,339.0	—
Other, net	20.3	10.8
Changes in operating assets and liabilities, net
Accounts receivable	(16.1)	43.7
Prepaid income taxes	(1.8)	(3.0)
Prepaid expenses and other	(55.0)	(15.5)
Accounts payable	226.4	(36.3)
Accrued interest	(11.7)	34.7
Accrued taxes	(2.6)	(16.7)
Other current liabilities	(31.0)	(25.5)
Other liabilities	(5.7)	(1.7)
Other, net	6.0	7.6
Net cash provided from operating activities	218.2	239.3
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(192.8)	(217.6)
Acquisition of MASS, net of cash acquired	—	(37.6)
Other, net	(4.2)	0.4
Net cash used in investing activities	(197.0)	(254.8)
Cash Flows from Financing Activities:
Repayments of debt and swaps	(372.4)	(217.1)
Proceeds from debt issuance	455.0	313.0
Debt issuance costs	(14.7)	(2.8)
Payments under long-term lease obligations	(0.1)	(44.9)
Payments under finance and capital lease obligations	(9.8)	(13.1)
Other, net	(0.5)	(2.5)
Net cash provided from financing activities	57.5	32.6
Increase in cash, cash equivalents and restricted cash	78.7	17.1
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4
End of period	$439.7	$60.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$103.3	$184.9
Income taxes (refunded) paid, net	$(1.6)	$(3.2)
Reorganization items paid	$40.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,250.4	$35.6	$(3,205.3)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 1)	—	—	3,038.3	3,038.3
Net loss	—	—	(2,310.3)	(2,310.3)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(0.3)	—	(0.3)
Amortization of net unrealized losses on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Change in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.3)	(2,313.9)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Balance at March 31, 2019	$1,252.4	$32.0	$(2,477.3)	$(1,192.9)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Net loss	—	—	(121.4)	(121.4)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(0.9)	—	(0.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Changes in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.4)	(110.6)
Share-based compensation	4.3	—	—	4.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Balance at March 31, 2018	$1,228.9	$33.9	$(2,600.0)	$(1,337.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2019	2018
Revenues and sales:
Service revenues	$1,302.2	$1,435.4
Product sales	18.4	18.9
Total revenues and sales	1,320.6	1,454.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	861.1	736.9
Cost of products sold	16.9	16.8
Selling, general and administrative	197.9	228.3
Depreciation and amortization	271.5	381.8
Goodwill impairment	2,339.0	—
Merger, integration and other costs	4.6	7.3
Restructuring charges	10.5	13.7
Total costs and expenses	3,701.5	1,384.8
Operating (loss) income	(2,380.9)	69.5
Other expense, net	(1.0)	(2.3)
Reorganization items, net	(104.9)	—
Interest expense (contractual interest for the three months ended March 31, 2019 of $140.7)	(91.9)	(223.1)
Loss before income taxes	(2,578.7)	(155.9)
Income tax benefit	(268.7)	(34.9)
Net loss	$(2,310.0)	$(121.0)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2019	2018
Net loss	$(2,310.0)	$(121.0)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized (loss) gain on designated interest rate swaps	(3.2)	14.8
Amortization of net unrealized (gain) loss on de-designated interest rate swaps	(1.2)	0.9
Income tax benefit (expense)	1.1	(4.0)
Change in interest rate swaps	(3.3)	11.7
Postretirement and pension plans:
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1
Amortization of prior service credits	(0.4)	(1.3)
Income tax benefit	0.1	0.3
Change in postretirement and pension plans	(0.3)	(0.9)
Other comprehensive (loss) income	(3.6)	10.8
Comprehensive loss	$(2,313.6)	$(110.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$432.0	$355.7
Restricted cash	7.7	5.3
Accounts receivable (less allowance for doubtful
accounts of $23.0 and $24.8, respectively)	633.4	653.1
Inventories	79.8	82.4
Prepaid expenses and other	195.6	159.7
Total current assets	1,348.5	1,256.2
Goodwill	434.7	2,773.7
Other intangibles, net	1,174.5	1,213.1
Net property, plant and equipment	3,627.8	4,920.9
Operating lease right-of-use assets	4,187.4	—
Other assets	84.3	94.0
Total Assets	$10,857.2	$10,257.9
Liabilities and Member Deficit
Current Liabilities:
Current portion of long-term debt	$3,514.8	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	271.9	503.6
Advance payments and customer deposits	163.9	180.6
Accrued taxes	64.9	87.4
Accrued interest	0.9	43.5
Other current liabilities	120.4	344.2
Total current liabilities	4,136.8	11,457.7
Long-term lease obligations	—	72.8
Deferred income taxes	—	104.3
Other liabilities	21.4	542.4
Liabilities subject to compromise	7,891.9	—
Total liabilities	12,050.1	12,177.2
Commitments and Contingencies (See Note 17)
Member Deficit:
Additional paid-in capital	1,245.9	1,244.2
Accumulated other comprehensive income	32.0	35.6
Accumulated deficit	(2,470.8)	(3,199.1)
Total member deficit	(1,192.9)	(1,919.3)
Total Liabilities and Member Deficit	$10,857.2	$10,257.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Millions)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,310.0)	$(121.0)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	271.5	381.8
Provision for doubtful accounts	9.7	5.6
Share-based compensation expense	2.0	9.9
Non-cash reorganization items, net	45.7	—
Deferred income taxes	(268.2)	(34.7)
Goodwill impairment	2,339.0	—
Other, net	20.3	10.8
Changes in operating assets and liabilities, net
Accounts receivable	(16.1)	43.7
Prepaid income taxes	(1.8)	(3.0)
Prepaid expenses and other	(55.0)	(15.5)
Accounts payable	226.4	(36.3)
Accrued interest	(11.7)	34.7
Accrued taxes	(2.6)	(16.7)
Other current liabilities	(30.7)	(25.4)
Other liabilities	(5.7)	(1.7)
Other, net	6.0	7.6
Net cash provided from operating activities	218.8	239.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(192.8)	(217.6)
Acquisition of MASS, net of cash acquired	—	(37.6)
Other, net	(4.2)	0.4
Net cash used in investing activities	(197.0)	(254.8)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(0.6)	(0.5)
Repayments of debt and swaps	(372.4)	(217.1)
Proceeds from debt issuance	455.0	313.0
Debt issuance costs	(14.7)	(2.8)
Payments under long-term lease obligations	(0.1)	(44.9)
Payments under finance and capital lease obligations	(9.8)	(13.1)
Other, net	(0.5)	(2.5)
Net cash provided from financing activities	56.9	32.1
Increase in cash, cash equivalents and restricted cash	78.7	17.1
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4
End of period	$439.7	$60.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$103.3	$184.9
Income taxes (refunded) paid, net	$(1.6)	$(3.2)
Reorganization items paid	$40.8

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,244.2	$35.6	$(3,199.1)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 1)	—	—	3,038.3	3,038.3
Net loss	—	—	(2,310.0)	(2,310.0)
Other comprehensive loss, net of tax:
Change in postretirement and pension plans	—	(0.3)	—	(0.3)
Amortization of net unrealized losses on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Change in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.0)	(2,313.6)
Share-based compensation	2.4	—	—	2.4
Contributions from Windstream Holdings, Inc.:
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Distributions payable to Windstream Holdings, Inc.	(0.3)	—	—	(0.3)
Balance at March 31, 2019	$1,245.9	$32.0	$(2,470.8)	$(1,192.9)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Net loss	—	—	(121.0)	(121.0)
Other comprehensive income (loss), net of tax:
Change in postretirement and pension plans	—	(0.9)	—	(0.9)
Amortization of unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Changes in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.0)	(110.2)
Share-based compensation	4.3	—	—	4.3
Contributions from Windstream Holdings, Inc.:
Stock issued for pension contribution	5.8	—	—	5.8
Stock contribution to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at March 31, 2018	$1,223.7	$33.9	$(2,594.8)	$(1,337.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

(DEBTOR-IN-POSSESSION)
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

Organizational Structure – Windstream Holdings, Inc. (“Windstream Holdings”) is a publicly traded holding company incorporated in the state of Delaware on May 23, 2013, and the parent of Windstream Services, LLC (“Windstream Services”), a Delaware limited liability company organized on March 1, 2004. Following its delisting on March 6, 2019, Windstream Holdings common stock no longer trades on the Nasdaq Global Select Market (“NASDAQ”) but trades on the Over-the-Counter (“OTC”) Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ”. Windstream Holdings owns a 100 percent interest in Windstream Services and its guarantor subsidiaries are the sole obligors of all outstanding debt obligations and, as a result, also file periodic reports with the Securities and Exchange Commission (“SEC”). Windstream Holdings is not a guarantor of nor subject to the restrictive covenants included in any of Windstream Services’ debt agreements. The Windstream Holdings board of directors and officers oversee both companies.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2018, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, these financial statements reflect all adjustments that are necessary for a fair statement of results of operations and financial condition for the interim periods presented including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 15, 2019.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses incurred directly by Windstream Holdings principally consisting of audit, legal and board of director fees, common stock listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. Earnings per share data has not been presented for Windstream Services because that entity has not issued publicly held common stock as defined in accordance with U.S. GAAP. Unless otherwise indicated, the note disclosures included herein pertain to both Windstream Holdings and Windstream Services.

Recently Adopted Accounting Standards

Leases – In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as modified by subsequently issued ASU Nos. 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively “ASU 2016-02”). ASU 2016-02 requires recognition of right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in ASU 2016-02 is the lessees’ recognition of a right-of-use asset and a lease liability for operating leases. The right-of-use asset and lease liability are initially measured based on the present value of committed lease payments. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. Expenses related to operating leases are recognized on a straight-line basis, while those related to financing leases are recognized under a front-loaded approach in which interest expense and amortization of the right-of-use asset are presented separately in the statement of operations. Similarly, lessors are required to classify leases as sales-type, finance or operating with classification affecting the pattern of income recognition. Classification for both lessees and lessors is based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. ASU 2016-02 also requires qualitative and quantitative disclosures to assess the amount, timing and uncertainty of cash flows arising from leases.

On January 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method. Under the modified retrospective transition method, we recognized the cumulative effect of initial adoption as an adjustment to our opening accumulated deficit balance at the adoption date. Comparative information for prior periods has not been restated and continues to be reported in accordance with Topic 840.

We elected the practical expedients permitted under the transition guidance within ASU 2016-02 which, among other things, allowed us to carry forward the historical lease classification for capital and operating leases. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. As a practical expedient, we elected not to recognize right-of-use assets and lease liabilities for leases with a term of 12 months or less.

Exclusive of our lease arrangement with Uniti Group, Inc. (“Uniti”) described below, our existing operating lease portfolio primarily consists of fiber, colocation, real estate and equipment leases. Upon adoption of this standard, we recorded an additional lease liability of $408.4 million attributable to our operating leases based on the present value of the remaining minimum lease payments with an increase to leased assets or right-of-use assets of $382.5 million in our consolidated balance sheet. Included in the operating right-of-use assets is $6.6 million of previously recorded prepaid rent and $6.7 million in deferred rent arising from non-level rent payments. The difference between these amounts was recorded as an adjustment to our accumulated deficit.

We also recorded a cumulative effect adjustment of approximately $3.0 billion decreasing our accumulated deficit due to reassessing the accounting treatment of our arrangement with Uniti and certain of its subsidiaries. The transaction with Uniti had been accounted for as a failed spin-leaseback financing arrangement for financial reporting purposes due to prohibited continuing involvement. Under ASU 2016-02, the previous forms of prohibited continuing involvement no longer preclude the application of spin-leaseback accounting to the spin-off of assets to Uniti by Windstream Services and the lease of those assets by Windstream Holdings. As a result, we de-recognized the remaining net book value of assets transferred to Uniti of approximately $1.3 billion, recognized a right-of-use asset of approximately $3.9 billion equaling the adjusted Uniti lease liability, which decreased by $0.7 billion and recorded a deferred tax liability of approximately $0.3 billion in accordance with the standard’s transition guidance as this arrangement is now accounted for as an operating lease.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

We reassessed our accounting treatment for the December 2018 sale of certain fiber assets in Minnesota to Arvig Enterprises, Inc. accounted for as a financing transaction due to our continuing involvement. ASU 2016-02 no longer precludes partial sale recognition. As a result, we de-recognized $7.5 million net book value for the portion of the fiber assets Windstream no longer controls and the related $41.5 million financing lease obligation. The difference between these amounts was recorded as an adjustment to our accumulated deficit.

The following table presents the cumulative effect of the changes made to our consolidated balance sheet at December 31, 2018:

(Millions)	December 31, 2018	ASU 2016-02 Adjustments	January 1, 2019
Assets
Prepaid expenses and other	$159.7	$(0.7)	$159.0
Net property, plant and equipment	$4,920.9	$(1,272.9)	$3,648.0
Operating lease right-of-use assets	$—	$4,239.1	$4,239.1
Other assets	$94.0	$(5.9)	$88.1
Liabilities
Current portion of long-term lease obligations	$4,570.3	$(4,570.3)	$—
Current portion of operating lease obligations	$—	$3,947.8	$3,947.8
Other current liabilities	$344.2	$(15.4)	$328.8
Deferred income taxes	$104.3	$300.8	$405.1
Operating lease obligations	$—	$317.2	$317.2
Other liabilities	$542.4	$(58.8)	$483.6
Accumulated deficit	$(3,205.3)	$3,038.3	$(167.0)

Due in part to recording the $3.0 billion cumulative effect adjustment to equity presented above and the resulting increase in the carrying value of our reporting units, we recorded a pre-tax goodwill impairment charge of $2.3 billion in the first quarter of 2019. See Note 3 for additional information pertaining to the goodwill impairment charge.

The impact of adoption of ASU 2016-02 on our 2019 consolidated statement of operations and consolidated balance sheet are as follows:

	Three Months Ended March 31, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Costs and expenses
Cost of services	$692.3	$168.8	$861.1
Selling, general and administrative	$198.3	$—	$198.3
Depreciation and amortization	$354.9	$(83.4)	$271.5
Interest expense	$205.6	$(113.7)	$91.9
Income tax benefit (expense)	$275.9	$(7.1)	$268.8
Net loss	$(2,331.5)	$21.2	$(2,310.3)

As presented in the table above, cost of services increased due to the recognition of annual straight-line rent expense attributable to the Uniti lease. The decrease in depreciation expense is from de-recognizing the remaining net book value of network assets transferred to Uniti and the decrease in interest expense is due to no longer accounting for the Uniti lease as a failed spin-leaseback financing arrangement.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

	March 31, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Assets
Prepaid expenses and other	$197.2	$(1.6)	$195.6
Net property, plant and equipment	$4,817.3	$(1,189.5)	$3,627.8
Operating lease right-of-use assets	$—	$4,187.4	$4,187.4
Other assets	$90.2	$(5.9)	$84.3
Liabilities
Liabilities subject to compromise (a)	$7,961.0	$(69.1)	$7,891.9
Accumulated deficit	$(5,536.8)	$3,059.5	$(2,477.3)

(a)    As of March 31, 2019, all lease-related liabilities have been classified as liabilities subject to compromise.

As a result of the change in accounting for our arrangement with Uniti from a financing to an operating lease, our consolidated statement of cash flows for the three months ended March 31, 2019 reflected a decrease in operating cash flows of $50.5 million attributable to no longer classifying a portion of the cash rental payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of ASU 2016-02 as well as a reduction in reported cash paid of $113.7 million for interest.

The new lease accounting standard also required additional disclosures about the nature of our leases, including significant terms and conditions, total lease costs, maturity of lease liabilities and receivables reconciled to the consolidated balance sheet, weighted-average remaining lease term, weighted-average discount rate, cash paid for amounts and significant rights and obligations under leases that have not commenced. See Note 5 for these additional disclosures.

Derivatives and Hedging - Change in Benchmark Interest Rate - In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”).This standard adds the OIS rate based on SOFR as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is the preferred alternative reference rate to the London Interbank Offered Rate “(LIBOR”). Because we early adopted ASU 2017-12 on January 1, 2018, this standard was effective for us on January 1, 2019 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

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

2. Chapter 11 Filing, Going Concern and Other Related Matters:

Chapter 11 Filing
On February 15, 2019, Judge Jesse Furman of the United States District Court for the Southern District of New York issued findings of fact and conclusions of law in litigation relating to a noteholder’s allegations that our spin-off of certain assets in 2015 into a publicly-traded real estate investment trust resulted in one or more defaults of certain covenants under one of Windstream Services’ existing indentures. The findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and remaining obligations under the master lease with Uniti. In addition, the findings resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the master lease agreement with Uniti were classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.
On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). We intend to use the court-supervised process to address obligations that have been accelerated due to the recent decision by Judge Furman in the District Court against Windstream discussed above. The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Subject to certain specific exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
The Chapter 11 Cases are being jointly administered under the caption In re Windstream Holdings, Inc., et al., No 19-22312 (RDD). We will continue to operate our businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, however, we may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing us to: obtain debtor-in-possession financing, pay certain employee wages and benefits, and pay certain vendors and suppliers in the ordinary course for most goods and services.
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign, or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors discussed herein, including a quantification of the Debtors’ obligations under any such executory contract or unexpired lease, is qualified by any overriding rejection rights the Debtors have under the Bankruptcy Code.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Reorganization Plan
In order for the Debtors to emerge successfully from Chapter 11, the Debtors must obtain the required votes of creditors accepting a plan of reorganization as well as the Bankruptcy Court’s confirmation of such plan. In connection with a reorganization plan, the Debtors also may require a new credit facility, or “exit financing.” The Debtors’ ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Cases. A reorganization plan determines the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which the reorganization plan is confirmed.
The Debtors have not yet prepared or filed a plan of reorganization with the Bankruptcy Court. The Debtors have the exclusive right to file a plan of reorganization through and including August 24, 2019, as well as the right to seek further extensions of such period subject to certain statutory limits. Any proposed reorganization plan can be revised prior to submission to the Bankruptcy Court based upon discussions with the Debtors’ creditors and other interested parties, and thereafter in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for any proposed reorganization or the confirmation of such plan by the Bankruptcy Court.
Going Concern and Financial Reporting
Our financial condition, the defaults under our debt agreements and master lease agreement with Uniti, and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other factors, our ability to (i) develop a plan of reorganization and obtain required creditor acceptance and confirmation under the Bankruptcy Code, (ii) successfully implement such plan of reorganization, (iii) address debt and other liabilities through the bankruptcy process, (iv) generate sufficient cash flow from operations, and (v) obtain financing sources sufficient to meet our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business pursuant to relief we obtained from the Bankruptcy Court, for amounts other than those reflected in the accompanying consolidated financial statements. In particular, such financial statements do not purport to show with respect to (i) assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (iv) operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Effective on February 25, 2019, we began to apply the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning February 25, 2019. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. As further discussed in Note 4, “Debt,” our debtor-in-possession facilities, term loans under the senior secured credit facility, borrowings under the revolving line of credit, senior secured first lien notes and notes issued by Windstream Holdings of the Midwest, Inc. have priority over the senior secured second lien notes and unsecured senior notes and other creditors. Based upon the uncertainty surrounding the ultimate treatment of the senior secured second lien notes and unsecured senior notes, which were under collateralized as of the Petition Date, the instruments have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of March 31, 2019. We will evaluate creditors’ claims relative to priority over other unsecured creditors. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. In addition, cash used for reorganization items is disclosed.
Liabilities Subject to Compromise
Due to the filing of the Chapter 11 Cases on February 25, 2019, the classification of pre-petition indebtedness is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.
Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Liabilities subject to compromise at March 31, 2019 consisted of the following:

(Millions)
Accounts payable	$446.1
Advance payments and customer deposits	14.2
Accrued taxes	19.9
Other current liabilities	148.0
Deferred taxes	135.8
Operating lease liabilities	4,218.3
Pension and other employee benefit plan obligations	317.5
Other liabilities	214.7
Accounts payable, accrued and other liabilities	5,514.5
Debt subject to compromise	2,348.4
Accrued interest on debt subject to compromise	29.0
Long-term debt and accrued interest	2,377.4
Total liabilities subject to compromise	$7,891.9

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the plan of reorganization. We will continue to evaluate the amount and classification of our pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.
Potential Claims
The Debtors will notify all known claimants subject to the bar date of their need to file a proof of claim with the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants disagree with the amounts, treatment or classification reflected in the Debtors’ schedule of assets and liabilities or that are not so scheduled and wish to receive any distribution in the bankruptcy filing. The bar date is July 15, 2019, as established by the Bankruptcy Court. On May 10, 2019, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing.
As of May 10, 2019, the Debtors' have received approximately 1,505 proofs of claim for an amount of approximately $178.0 million. Such amount includes duplicate claims across multiple debtor legal entities. These claims will be reconciled to amounts recorded in liabilities subject to compromise in the consolidated balance sheet. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Reorganization Items
The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statement of operations for the three months ended March 31, 2019 were as follows:

(Millions)
Write-off of deferred long-term debt fees	$24.1
Write-off of original issue discount on debt subject to compromise	21.6
Debtor-in-possession financing costs	40.2
Professional fees and other bankruptcy related costs	19.0
Reorganization items, net	$104.9
Professional fees included in reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. Write-off of deferred long-term debt fees and write-off of original issue discount related to debt subject to compromise were also included in reorganization items, net. Reorganization items, net include $14.7 million relating to the debtor-in-possession (“DIP”) financing costs that were netted against the $300.0 million proceeds received from issuance of the DIP Facility.
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

As previously discussed in Note 1, effective January 1, 2019, we adopted the new leasing standard and changed the accounting treatment for our arrangement with Uniti from a financing to an operating lease, the effects of which resulted in a cumulative effect adjustment to equity of approximately $3.0 billion and a corresponding increase in the carrying values of our reporting units as of that date. As further discussed in Note 2, on February 25, 2019, we filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Based on these developments, we performed a quantitative goodwill impairment test during the first quarter of 2019 and compared the fair value to the carrying value for each of our three reporting units, consisting of Consumer & Small Business, Enterprise and Wholesale.

We estimated the fair value of our three reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Due to the additional risks and uncertainties to our business operations following the filing of the Chapter 11 Cases, during the first quarter of 2019, we revised our long-range financial forecasts for each of our reporting units from the long-range forecasts used in our most recently completed annual goodwill impairment assessment as of November 1, 2018. Changes to our long range forecast for 2019 and future periods primarily included: (1) slightly lowering our forecasted revenue and profitability levels for our consumer and small business operations to account for the potential impacts of the Chapter 11 Cases on customer churn, as well as revising the incremental effects from pricing strategies designed to improve revenue trends; (2) lowering our forecasted revenue and profitability levels in our enterprise business to account for the potential impacts of the Chapter 11 Cases on our ability to attract new customers and minimize customer churn, revising the incremental effects of pricing strategies to improve revenue trends, and lowering expected improvements in our cost structure due to increased uncertainty in completing various planned initiatives that are dependent on support from key vendors; and (3) reducing our forecasted revenue and profitability levels for our wholesale business to account for the potential impacts of the Chapter 11 Cases by revising the incremental effects from monetizing unused or underutilized fiber assets, revising the incremental effects of pricing pressures on our legacy service offerings and lowering incremental improvements in our cost structure for various planned initiatives that are dependent on support from key vendors.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Goodwill and Other Intangible Assets, Continued:

The results of the goodwill impairment test indicated that the carrying values of our Consumer & Small Business, Enterprise and Wholesale reporting units exceeded their fair values. Accordingly, during the first quarter of 2019, we recorded an impairment of all remaining goodwill in our Consumer & Small Business reporting unit of $903.4 million, an impairment of all remaining goodwill in our Enterprise reporting unit of $996.2 million, and an impairment of goodwill in our Wholesale reporting unit of $439.4 million, representing the excess of the carrying value from each reporting unit’s fair value.

Changes in the carrying amount of goodwill were as follows:

(Millions)
Balance at December 31, 2018:
Goodwill	$4,614.5
Accumulated impairment loss	(1,840.8)
Balance at December 31, 2018, net	2,773.7
Changes during the period:
Goodwill impairment	(2,339.0)
Other	—
Balance at March 31, 2019:
Goodwill	4,614.5
Accumulated impairment loss	(4,179.8)
Balance at March 31, 2019, net	$434.7

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Total
Balance at December 31, 2018:
Goodwill	$2,321.2	$996.2	$1,297.1	$4,614.5
Accumulated impairment loss	(1,417.8)	—	(423.0)	(1,840.8)
Balance at December 31, 2018, net	903.4	996.2	874.1	2,773.7
Changes during the period:
Goodwill impairment	(903.4)	(996.2)	(439.4)	(2,339.0)
Other	—	—	—	—
Balance at March 31, 2019:
Goodwill	2,321.2	996.2	1,297.1	4,614.5
Accumulated impairment loss	(2,321.2)	(996.2)	(862.4)	(4,179.8)
Balance at March 31, 2019, net	$—	$—	$434.7	$434.7

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Goodwill and Other Intangible Assets, Continued:

Intangible assets were as follows at:

	March 31, 2019			December 31, 2018
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(425.3)	$859.8	$1,285.1	$(414.6)	$870.5
Customer lists	1,758.4	(1,482.3)	276.1	1,758.5	(1,450.4)	308.1
Cable franchise rights	17.3	(10.6)	6.7	17.3	(10.3)	7.0
Trade names	21.0	(4.4)	16.6	21.0	(3.9)	17.1
Developed technology and software	18.0	(8.9)	9.1	18.0	(7.7)	10.3
Patents and other	16.9	(10.7)	6.2	10.6	(10.5)	0.1
Balance	$3,116.7	$(1,942.2)	$1,174.5	$3,110.5	$(1,897.4)	$1,213.1

Intangible asset amortization methodology and useful lives were as follows as of March 31, 2019:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1-10 years
Developed technology and software	straight-line	3-5 years
Patents and other	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $44.7 million for the three-month period ended March 31, 2019 as compared to $58.5 million for the same period in 2018. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the five years ended December 31:

Year	(Millions)
2019 (excluding the three months ended March 31, 2019)	$124.0
2020	$133.9
2021	$101.2
2022	$71.4
2023	$59.0

No other long-lived assets including our other intangible assets were impaired as a result of the adoption of the new leasing standard and filing of the Chapter 11 Cases.

4. Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Event of Default and Chapter 11 Cases – As further discussed in Notes 2 and 17, on February 15, 2019, Judge Jessie Furman found that Windstream Services had defaulted under the indenture governing the August 2023 Notes, which resulted in the acceleration of the August 2023 Notes, and a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving line of credit obligations, as well as the remaining obligations under the master lease agreement with Uniti. In addition, the acceleration of the August 2023 Notes resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the master lease agreement with Uniti have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Cases also constituted an event of default under our debt agreements. Due to the Chapter 11 Cases, however, our creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to orders entered by the Bankruptcy Court, the Bankruptcy Court after the second day motion hearing authorized us to conduct our business activities in the ordinary course.

Debt was as follows at:

(Millions)	March 31, 2019	December 31, 2018
Issued by Windstream Services:
Superpriority debtor-in-possession term loan facility	$300.0	$—
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,180.5	1,180.5
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	568.4	568.4
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020 (b)	802.0	1,017.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (c) (f)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (d) (f) (h)	414.9	414.9
Senior Second Lien Notes – 9.000%, due June 30, 2025 (d) (f) (h)	802.0	802.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (f) (h)	78.1	78.1
2021 Notes – 7.750%, due October 1, 2021 (f) (h)	70.1	70.1
2022 Notes – 7.500%, due June 1, 2022 (f) (h)	36.2	36.2
2023 Notes – 7.500%, due April 1, 2023 (f) (h)	34.4	34.4
2023 Notes – 6.375%, due August 1, 2023 (f) (h)	806.9	806.9
2024 Notes – 8.750%, due December 15, 2024 (f) (h)	105.8	105.8
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (e)	100.0	100.0
Net discount on long-term debt (g)	(5.5)	(28.6)
Unamortized debt issuance costs (g)	(30.6)	(57.6)
Long-term debt prior to reclassification to liabilities subject to compromise	5,863.2	5,728.1
Less current portion	(3,514.8)	(5,728.1)
Less amounts reclassified to liabilities subject to compromise	(2,348.4)	—
Total long-term debt	$—	$—

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

(d)
The notes are guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The notes and the guarantees are secured by a second priority lien on Windstream Services’ and the guarantors’ assets that secure the obligations under the senior secured credit facility.

(e)	These bonds are secured equally with the senior secured credit facility with respect to the assets of Windstream Holdings of the Midwest, Inc.

(f)	Windstream Services may call the remaining aggregate principal amounts of these debentures and notes at various premiums upon early redemption.

(g)	The net discount balance and unamortized debt issuance costs are amortized using the interest method over the life of the related debt instrument.

(h)	Balances have been reclassified to liabilities subject to compromise because these obligations were under collateralized as of the Petition Date of the Chapter 11 Cases.

Debtor-in-Possession” Credit Facility - On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein.

On February 26, 2019, the date that the Debtors filed a motion for the approval of the DIP Facilities with the Bankruptcy Court, which was granted (the “Effective Date”), a portion of the Term Loan Commitments in an amount equal to $300.0 million and a portion of the Revolving Facility in an amount equal to $100.0 million became available to Windstream Services. On April 16, 2019, the Bankruptcy Court entered a final non-appealable order in form and substance satisfactory to the Agent and the full remaining amount of the Term Loan Commitments and the Revolving Facility became available to the Borrower. As of March 31, 2019, $300.0 million was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Facility.

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

The maturity date of the DIP Facilities is February 26, 2021. Loans under the Term Facility and the Revolving Facility will bear interest, at the option of Windstream Services, at (1) 1.50 percent plus a base rate of the highest of (i) Citibank, N.A.’s base rate, (ii) the Federal funds effective rate plus 1/2 of 1 percent and (iii) the one-month LIBOR plus 1.00 percent per annum; or (2) 2.50 percent plus LIBOR. From and after the Effective Date, a non-refundable unused commitment fee will accrue at the rate of 0.50 percent per annum on the daily average unused portion of the Revolving Facility (whether or not then available).

The DIP Credit Agreement includes usual and customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting Windstream Holdings’ and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or pre-petition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

The DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, unstayed judgments in favor of a third party involving an aggregate liability in excess of $25.0 million, change of control, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code, the final order approving the DIP Facilities failing to have been entered within 60 days after the Petition Date and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.

Senior Secured Credit Facility - Prior to the filing of the Chapter 11 Cases, the amended credit facility provided Windstream Services the ability to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services could have requested extensions of the maturity date under any of its existing revolving or term loan facilities.

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

The incremental Tranche B6 term loan matures on March 29, 2021. Interest on loans under Tranche B6 were equal to LIBOR plus a margin of 4.00 percent per annum, with LIBOR subject to a 0.75 percent floor. The Tranche B6 term loans were subject to quarterly amortization in an aggregate amount of approximately 0.25 percent of the initial principal amount of the loans, with the remaining balance payable at maturity.

Revolving Line of Credit - Prior to the filing of the Chapter 11 Cases, under the amended senior secured credit facility, Windstream Services had the ability to obtain revolving loans and issue up to $50.0 million of letters of credit, which upon issuance reduced the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit could not exceed $1,250.0 million. Borrowings under the revolving line of credit were used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services paid a commitment fee on the unused portion of the commitments under the revolving credit facility that will range from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility were not subject to interim amortization and such loans were not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit were, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries.

Prior to the filing of the Chapter 11 Cases, Windstream Services borrowed $155.0 million under the revolving line of credit and retired $370.0 million of borrowings during the period January 1, 2019 to February 24, 2019. Comparatively, during the first three months of 2018, Windstream Services borrowed $313.0 million under the revolving line of credit and retired $60.0 million of these borrowings through March 31, 2018. Borrowings under the revolving line of credit during the first quarter of 2018 included $150.0 million for a one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018. Letters of credit of $22.7 million were outstanding at March 31, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

During the first three months of 2019, the variable interest rate on the revolving line of credit ranged from 4.38 percent to 8.50 percent, and the weighted average rate on amounts outstanding was 5.89 percent during the period. Comparatively, the variable interest rate ranged from 3.40 percent to 5.75 percent during the first three months of 2018 with a weighted average rate on amounts outstanding during the period of 3.62 percent.
Following the filing of the Chapter 11 Cases, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were converted from LIBOR to the alternate base rate, the effects of which increased interest rates 2.00 percent for borrowings under the senior secured credit facility. The Bankruptcy Court also approved an additional 2.00 percent default rate applicable to borrowings under the senior secured credit facility. As of March 31, 2019, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were 8.50 percent, 10.50 percent and 9.75 percent, respectively.
Interest Expense

Interest expense was as follows:

	Three Months Ended March 31,
(Millions)	2019	2018
Interest expense - long-term debt	$93.8	$101.9
Interest expense - long-term lease obligations:
Telecommunications network assets	—	118.5
Real estate contributed to pension plan	1.6	1.5
Impact of interest rate swaps	(2.9)	0.6
Interest on finance leases and other	0.9	1.5
Less capitalized interest expense	(1.5)	(0.9)
Total interest expense	$91.9	$223.1

5. Leases

As previously discussed in Note 1, we adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective transition method. We lease network assets and equipment, real estate, office space and office equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We have lease agreements with lease and nonlease components, which are generally accounted for separately. For certain agreements in which we lease space for data storage and communications equipment within data centers, central offices of other interexchange carriers and alternative access providers, we account for the lease and nonlease components as a single lease component when the timing and pattern of transfer of the lease and nonlease components are identical, and the lease classification would have been an operating lease absent the combination.

Our operating leases have remaining lease terms of 1 to 30 years, some of which may include one or more options to renew with renewal terms that can extend the lease term from 1 to 10 years or more. The exercise of lease renewal options is at our sole discretion. At inception of a lease, the lease term is generally equal to the initial lease term as execution of a renewal is not reasonably certain at inception. Subsequent renewals are treated as lease modifications. Due to the nature and expected use of the leased assets, exercise of renewal options is reasonably certain for month-to-month fiber, colocation, point of presence and rack space leases. The lease term is based on the average lease term for similar assets or expected period of use of the underlying asset. We apply a portfolio approach to effectively account for the operating lease right-of-use asset and liability for these low dollar, high volume leases. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Windstream uses an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on Windstream’s unsecured rates, adjusted by adding the average credit spread percentage of its traded debt to the January 1, 2019 risk-free rate at that maturity to approximate what Windstream would have to borrow on a collateralized basis over a similar period of time as the recognized lease term. Windstream applies the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides.

Certain of our lease agreements include rental payments adjusted periodically for inflation. Lease liabilities are not remeasured as a result of changes to the inflation index. Changes to the inflation index are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating leases consist principally of leases for network assets and equipment, real estate, office space and office equipment. Our most significant operating lease is with Uniti, pursuant to which Windstream Holdings leases telecommunications network assets, including fiber and copper networks and other real estate. Under terms of the master lease, Windstream Holdings has the exclusive right to use the telecommunications network assets for an initial term of 15 years ending in April 2030, with up to four, five-year renewal options. The master lease provides for a current annual rent of $659.0 million paid in equal monthly installments in advance with an annual base rent escalator of 0.5 percent. Future lease payments due under the agreement reset to fair market rental rates upon Windstream Holdings’ execution of the renewal options. The remaining lease term is 11.1 years with a discount rate of 13.9 percent.

The acceleration of the 2023 Notes resulted in an event of default under the master lease but no default notice has been received. Upon an event of default, remedies available to Uniti include terminating the master lease and requiring us to transfer the business operations we conduct on the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the master lease, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the master lease in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity. Uniti’s ability to exercise remedies under master lease was stayed as of the date of the Chapter 11 petition filing.

Finance leases consist principally of facilities and equipment for use in our operations. Generally, lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as finance leases.

We lease certain real property contributed to the Windstream Pension Plan. The lease agreements provide for the continued use of the properties by our operating subsidiaries and include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.0 million. The lease agreements provide for annual rent increases ranging from 2 percent to 3 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary. Due to Windstream Services’ ability to repurchase the property by ceasing all but de minimis operations at the location, control of the property has not transferred and the transaction continues to be accounted for as a financing obligation. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. The long-term lease obligation initially equal to the fair value of the properties at the date of contribution of $72.8 million as of March 31, 2019 is presented in other liabilities. As a result of using the effective interest rate method, when lease payments are made to the Windstream Pension Plan, a portion of the payment is charged to interest expense and the remaining portion is recorded as an accretion to the long-term lease obligation.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Components of lease expense were as follows for the three-month period ended March 31, 2019:

(Millions)	Classification
Operating lease costs (a)	Cost of services, Selling, general and administrative	$201.5
Finance lease costs
Amortization of right-of-use assets	Depreciation and amortization	4.4
Interest on lease liabilities	Interest expense	0.4
Net lease expense		$206.3

(a)	Includes short-term leases and variable lease costs which are not material.

Supplemental balance sheet information related to leases was as follows:

(Millions)	March 31, 2019
Operating Leases
Operating lease right-of-use assets	$4,187.4
Current portion of operating lease obligations	3,916.1
Operating lease liabilities	302.2
Operating lease liabilities prior to reclassification to liabilities subject to compromise	4,218.3
Less amounts reclassified to liabilities subject to compromise	(4,218.3)
Total operating lease liabilities	$—
Finance Leases
Property, plant and equipment, gross	$231.7
Accumulated depreciation	(144.8)
Net property, plant and equipment	86.9
Other current liabilities	45.8
Other liabilities	39.8
Finance lease liabilities prior to reclassification to liabilities subject to compromise	85.6
Less amounts reclassified to liabilities subject to compromise	(85.6)
Total finance lease liabilities	$—
Weighted Average Remaining Lease Term
Operating lease	10.7 years
Finance lease	2.3 years
Leaseback of real estate contributed to pension plan	11.3 years
Weighted Average Discount Rate
Operating lease	14.0%
Finance lease	4.5%
Leaseback of real estate contributed to pension plan	8.6%

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Supplemental cash flow information related to leases was as follows for the three-month period ended March 31, 2019:

(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$196.9
Operating cash outflows from finance leases	1.3
Financing cash outflows from finance leases	13.7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4.0
Finance leases	3.9

As of March 31, 2019, future minimum lease payments under non-cancellable leases were as follows:

(Millions)	Operating Leases (a)	Leaseback of Real Estate Contributed to Pension Plan (a)	Financing Leases (a)
2019 (excluding the three months ended March 31, 2019)	$605.0	$4.9	$41.1
2020	772.6	6.7	26.3
2021	758.1	6.9	9.5
2022	738.8	7.1	4.8
2023	723.3	7.3	4.7
Thereafter	4,496.6	55.0	6.5
Total future minimum lease payments	8,094.4	87.9	92.9
Less: Amounts representing interest	3,876.1	66.6	7.3
Less: Residual value	—	(51.5)	—
Present value of lease liabilities	$4,218.3	$72.8	$85.6

Future minimum lease payments as of December 31, 2018, as disclosed in our 2018 Form 10-K under ASC 840 were as follows:

(Millions)	Operating Leases (a)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan (a)	Capital Leases (a)
2019	$159.0	$658.9	$6.5	$54.5
2020	108.8	662.2	6.7	25.8
2021	87.3	665.6	6.9	8.6
2022	66.3	668.9	7.1	4.3
2023	51.2	672.2	7.3	4.2
Thereafter	182.6	4,323.1	55.0	5.1
Total future minimum lease payments	$655.2	$7,650.9	$89.5	102.5
Less: Amounts representing interest				8.4
Present value of lease liabilities				$94.1

(a)Includes options to extend lease terms that are reasonably certain of being exercised.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

As of March 31, 2019, there are no material operating or finance leases that have not yet commenced.

To provide comprehensive communication solutions to meet our customers’ needs, our services are integrated with the latest communications equipment. Certain offerings include equipment leases. We also lease fiber to generate cash flow from unused or underutilized portions of our network. Lease terms typically range from 1 to 20 years some of which may include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years. Fiber customers do have the ability to early terminate the lease by relinquishing the fiber strands back to us, however we have assessed the probability of such action to be remote.

Most of our leases are adjusted periodically for inflation. Although increases in the inflation index are not estimated as part of straight-line rent revenue, to the extent that the actual inflation index is greater or less than the inflation index at lease commencement, there could be changes to realized income or loss.

Comprehensive communication solutions with both lease and nonlease components such as maintenance and other services are accounted for as separate components under the guidance applicable to the component either Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) or ASC Topic 842, Leases (“ASC 842”).

If equipment is not returned, early contract termination penalties are designed to cover the cost of the unrecovered equipment. We provide maintenance for all fiber agreements at lessees cost limiting residual value risk.

Operating lease income was $65.5 million for the three-month period ended March 31, 2019 and is included in service revenues in our consolidated statement of operations.

Future lease maturities under non-cancellable leases were as follows for the years ended December 31:

(Millions)
2019 (excluding the three months ended March 31, 2019)	$46.6
2020	49.4
2021	32.6
2022	11.4
2023	5.7
Thereafter	0.9
Total future lease receipts	$146.6

6. Derivatives:

Prior to the filing of the Chapter 11 Cases, Windstream Services was party to six pay fixed, receive variable interest rate swap agreements. Windstream Services had designated each of the six swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate. All of the swaps hedged the probable variable cash flows which extended up to one year beyond the maturity of certain components of Windstream Services’ variable rate debt. Windstream Services expected to extend or otherwise replace those components of its debt with variable rate debt.

The variable rate received on the six swaps was based on one-month LIBOR and reset on the seventeenth day of each month. The maturity date for all six interest rate swap agreements was October 17, 2021. Three of the interest rate swaps were off-market swaps, meaning they contained an embedded financing element, which the swap counterparties recovered through an incremental charge in the fixed rate over what would have been charged for an at-market swap. As such, a portion of the cash payment on the swaps represented the rate that Windstream Services would have paid on a hypothetical at-market interest rate swap and was recognized in interest expense. The remaining portion represented the repayment of the embedded financing element and reduced the initial swap liability. These three swaps had a total notional value of $675.0 million and the average fixed interest rate paid was 2.984 percent. The fourth interest rate swap agreement had a notional value of $200.0 million and the fixed interest rate paid was 1.1275 percent. The remaining two interest rate swap agreements had a total notional value of $500.0 million and the fixed interest rate paid was 1.8812 percent.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Derivatives, Continued:

Due to previous refinancing transactions, Windstream Services had de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive income related to those swaps. The frozen balance is amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

Prior to the filing of the Chapter 11 Cases, all derivative instruments were recognized at fair value as either assets or liabilities, depending on the rights or obligations under the related contracts.

The agreements with each of the derivative counterparties contained cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value, including accrued interest and excluding any credit valuation adjustment to measure non-performance risk. Due to the adverse court ruling, subsequent filing of the Chapter 11 Cases and cross-default provisions contained within the interest rate swap agreements, the interest rate swaps were classified as current assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

Following the adverse court ruling from Judge Jessie Furman, each of the bank counterparties exercised their rights to terminate the interest rate swap agreements. Accordingly, Windstream Services ceased the application of hedge accounting for all six interest rate swaps, effective February 15, 2019. For those swaps in an asset position at the date of termination as determined by the counterparty, Windstream Services received cash proceeds of $9.6 million to settle the derivative contracts. For swaps in a liability position at the date of termination as determined by the counterparty, the interest rate swaps were adjusted to their termination value of $6.1 million and reclassified as liabilities subject to compromise in the accompanying consolidated balance sheet as of March 31, 2019.

Upon the discontinuance of hedge accounting, Windstream Services concluded that it was still probable that the hedged transactions (future interest payments) will occur. As a result, the accumulated net gains related to the interest rate swaps recorded in accumulated other comprehensive income as of February 15, 2019 were frozen and will be amortized from accumulated other comprehensive income to interest expense over the contractual remaining life of the interest rate swaps.

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	March 31, 2019	December 31, 2018
Designated portion, measured at fair value:
Other current assets	$—	$15.3
Other current liabilities	$—	$6.8
Accumulated other comprehensive income	$—	$39.7
De-designated portion, unamortized value:
Liabilities subject to compromise	$6.1	$—
Accumulated other comprehensive income	$32.9	$(2.4)
Weighted average fixed rate paid	2.31%	2.31%
Variable rate received	2.48%	2.46%

Changes in derivative instruments were as follows for the three-month periods ended March 31:

(Millions)	2019	2018
Changes in fair value, net of tax	$(2.4)	$11.0
Amortization of net unrealized (gains) losses on de-designated interest rate swaps, net of tax	$(0.9)	$0.7

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Derivatives, Continued:

Balance Sheet Offsetting

Prior to the termination of the interest rate swaps, Windstream Services was party to master netting arrangements, which were designed to reduce credit risk by permitting net settlement of transactions with counterparties. For financial statement presentation purposes, Windstream Services did not offset assets and liabilities under these arrangements.

The following tables presents the assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2018. Information pertaining to derivative assets was as follows:

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the three-month period ended March 31, 2019 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. There were no cash equivalents as of March 31, 2019.

The fair values of cash equivalents, interest rate swaps and debt were determined using the following inputs at:

(Millions)	March 31, 2019	December 31, 2018
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$—	$310.0
Derivatives
Interest rate swap assets - Level 2	$—	$15.3
Interest rate swap liabilities - Level 2	$—	$6.8
Not Recorded at Fair Value in the Financial Statements: (b)
Debt, including current portion - Level 2:
Included in current portion of long-term debt	$3,459.2	$4,405.8
Included in liabilities subject to compromise	$1,106.7	$—

(a)	Cash equivalents are highly liquid, actively traded money market funds with next day access.

(b)
Recognized at carrying value of $5,893.8 million and $5,785.7 million in debt, including current portion, and liabilities subject to compromise and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

The fair values of interest rate swaps are determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2018, the fair values of the interest rate swaps were reduced by $2.9 million to reflect non-performance risk.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

7. Fair Value Measurements:

In calculating the fair value of Windstream Services’ debt, the fair value of the debentures and notes was calculated based on quoted market prices of the specific issuances in an active market when available. The fair value of the other debt obligations was estimated based on appropriate market interest rates applied to the debt instruments. In calculating the fair value of the Windstream Holdings of the Midwest, Inc. notes, an appropriate market price of similar instruments in an active market considering credit quality, nonperformance risk and maturity of the instrument was used.

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). There were no transfers within the fair value hierarchy during the three-month period ended March 31, 2019.

8. Revenues:

The majority of our revenue is derived from providing access to or usage of our networks and facilities we operate.

Accounts Receivable – Accounts receivable, principally consist of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of historical collection experience, age of outstanding receivables, current economic conditions and a specific customer’s ability to meet its financial obligations. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer monthly billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to communication services and product sales of $41.5 million and $40.0 million at March 31, 2019 and December 31, 2018, respectively.

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

Contract assets and liabilities from contracts with customers were as follows at:

	March 31,	December 31,
(Millions)	2019	2018
Contract assets (a)	$13.0	$12.6
Contract liabilities (b)	$181.4	$184.8
Revenues recognized included in the opening contract liability balance	$156.8	$194.9

(a)	Includes $8.0 million and $8.3 million in prepaid expense and other and $5.0 million and $4.3 million in other assets as of March 31, 2019 and December 31, 2018, respectively.

(b)
Includes $157.9 million and $172.1 million in advance payments and customer deposits and $10.4 million and $12.7 million in other liabilities as of March 31, 2019 and December 31, 2018, respectively. Also includes $13.1 million in liabilities subject to compromise as of March 31, 2019.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.9 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 35.3 percent, 34.9 percent and 19.3 percent of our remaining performance obligations as revenue during the remainder of 2019, 2020 and 2021, with the remaining balance thereafter.

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the three-month period ended March 31, 2019 was as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$239.9	$—	$—	$—	$239.9
Voice and long-distance	28.6	—	—	—	28.6
Video and miscellaneous	10.3	—	—	—	10.3
Core (a)	—	311.3	—	—	311.3
Strategic (b)	—	45.4	—	—	45.4
Legacy (c)	—	130.5	—	—	130.5
Small business services	69.9	—	—	—	69.9
Core wholesale (d)	—	—	129.6	—	129.6
Resale (e)	—	—	17.7	—	17.7
Wireless TDM (f)	—	—	2.1	—	2.1
Switched access	6.3	—	7.5	—	13.8
Other (g)	—	124.1	—	—	124.1
Service revenues from contracts with customers	355.0	611.3	156.9	—	1,123.2
Product sales	8.0	10.1	0.3	—	18.4
Total revenue from contracts with customers	363.0	621.4	157.2	—	1,141.6
Other service revenues (h)	98.7	68.3	12.0	—	179.0
Total revenues and sales	$461.7	$689.7	$169.2	$—	$1,320.6

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the three-month period ended March 31,2018 was as follows:

(Millions)	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$243.6	$—	$—	$24.4	$268.0
Voice and long-distance	31.4	—	—	—	31.4
Video and miscellaneous	11.4	—	—	—	11.4
Dial-up, e-mail and miscellaneous	—	—	—	22.8	22.8
Small business services	78.1	—	—	—	78.1
Core (a)	—	351.7	—	—	351.7
Strategic (b)	—	36.5	—	—	36.5
Legacy (c)	—	153.3	—	—	153.3
Core wholesale (d)	—	—	142.0	—	142.0
Resale (e)	—	—	18.3	—	18.3
Wireless TDM (f)	—	—	3.2	—	3.2
Switched access	8.1	—	9.4	—	17.5
Other (g)	—	127.9	—	—	127.9
Service revenues from contracts with customers	372.6	669.4	172.9	47.2	1,262.1
Product sales	5.5	13.2	0.1	0.1	18.9
Total revenue from contracts with customers	378.1	682.6	173.0	47.3	1,281.0
Other service revenues (h)	98.4	63.5	10.8	0.6	173.3
Total revenues and sales	$476.5	$746.1	$183.8	$47.9	$1,454.3

Note:   During the first quarter of 2019, we reclassified our Enterprise service revenues by type and class of service offering to align with our internal management reporting of this segment’s revenues and sales. Prior period information has been revised to conform with the current year presentation. These changes did not impact total revenues and sales previously reported for the Enterprise segment.

(a)	Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services.

(b)	Strategic revenues consist of Software Defined Wide Area Network (“SD-WAN”), Unified Communications as a Service (“UCaaS”), OfficeSuite©, and associated network access products and services.

(c)	Legacy revenues consist of Time Division Multiplexing (“TDM”) voice and data services.

(d)	Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(e)	Revenues consist of voice and data services sold to other communications services providers on a resale basis.

(f)	Revenues consists of TDM private line transport services.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

(g)	Revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues.

(h)	Other service revenues primarily include end user surcharges, CAF – Phase II funding, state USF and access recovery mechanism (“ARM”) support and lease revenue.

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

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in our consolidated balance sheets. Deferred contract costs totaled $46.2 million at March 31, 2019, of which $31.2 million and $15.0 million was included in prepaid expenses and other and other assets, respectively. At December 31, 2018, deferred contract costs were $45.5 million, of which $30.4 million and $15.1 million was included in prepaid expenses and other and other assets, respectively. Amortization of deferred contract costs was $9.9 million and $10.8 million for the three-month periods ended March 31, 2019 and 2018, respectively. There was no impairment loss recognized for the three-month periods ended March 31, 2019 and 2018, related to deferred contract cost.

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

The components of pension benefit income, including provision for executive retirement agreements, were as follows:

	Three Months Ended March 31,
(Millions)	2019	2018
Benefits earned during the period (a)	$0.6	$0.9
Interest cost on benefit obligation (b)	10.9	10.2
Amortization of prior service credit (b)	(0.3)	(1.2)
Expected return on plan assets (b)	(12.4)	(14.3)
Net periodic benefit income	$(1.2)	$(4.4)

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other expense, net.

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements and $0.8 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. In the first quarter of 2019, we made our required quarterly employer contribution of $3.0 million in cash. In the first quarter of 2018, we made our required quarterly employer contribution of $5.2 million in cash and also contributed 0.8 million shares of our common stock with a value of approximately $5.8 million to the qualified pension plan.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of postretirement benefits expense were as follows:

	Three Months Ended March 31,
(Millions)	2019	2018
Interest cost on benefit obligation (a)	$0.2	$0.2
Amortization of net actuarial loss (a)	—	0.1
Amortization of prior service credit (a)	(0.1)	(0.1)
Net periodic benefit expense	$0.1	$0.2

(a)Included in other expense, net.

We contributed $0.3 million in cash to the postretirement plan during the three-month period ended March 31, 2019, excluding amounts that were funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. We recorded expenses of $7.0 million in the three-month period ended March 31, 2019 as compared to $6.3 million for the same period in 2018 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2018 matching contribution that was expected to be made in Windstream Holdings common stock was included in share-based compensation expense in the accompanying consolidated statement of cash flows for the three months ended March 31, 2018. In March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution. Comparatively, in March 2018, we contributed 3.4 million shares of our common stock with a fair value of $26.9 million to the plan for the 2017 annual matching contribution.

10. Share-Based Compensation Plans:

In May 2018, our stockholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) which (i) extended the term of the Incentive Plan through February 6, 2023 and (ii) increased the maximum number of shares authorized for issuance or delivery under the Incentive Plan to 6.8 million. Under the Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of March 31, 2019, the Incentive Plan had remaining capacity of approximately 1.5 million awards.

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

In February 2019, we granted 0.7 million performance-based restricted stock units that will vest three years from the date of grant. The grant date fair value of the restricted stock units was $2.4 million. There were no service-based restricted stock units granted during the first quarter of 2019.

In light of our Chapter 11 filing, the vesting date for certain service-based restricted stocks was extended from March 1, 2019 to December 1, 2019. Additionally, the delivery of shares for performance-based restricted stock units vested on March 1, 2019 was delayed until December 1, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

10. Share-Based Compensation Plans, Continued:

Service-based restricted stock and restricted unit activity for the three-month period ended March 31, 2019 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2018	522.1	$23.34
Granted	—	$—
Vested	(118.8)	$32.05
Forfeited	(10.0)	$34.18
Non-vested at March 31, 2019	393.3	$20.43

Performance restricted stock unit activity for the three-month period ended March 31, 2019 was as follows:

	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2018	325.4	$28.35
Granted	698.5	$3.40
Vested	(147.0)	$28.25
Forfeited	(17.4)	$27.76
Non-vested at March 31, 2019	859.5	$8.10

At March 31, 2019, unrecognized compensation expense for restricted stock and restricted stock units totaled $6.2 million and is expected to be recognized over the weighted average vesting period of 1.9 years. The total fair value of shares vested was $8.0 million for the three-month period ended March 31, 2019, as compared to $20.6 million for the same period in 2018. Share-based compensation expense for restricted stock and restricted stock units was $1.6 million and $3.6 million for the three-month period ended March 31, 2019 and 2018, respectively.

Stock Options – At March 31, 2019 and December 31, 2018, we had approximately 1.0 million of unvested and vested stock option awards outstanding, all of which have exercise prices that are significantly higher than the current market price of our common stock and, therefore, are not likely to be exercised during the next twelve months. No stock options were granted during the first quarter of 2019. At March 31, 2019, total unamortized compensation cost for non-vested stock option awards amounted to $2.4 million and is expected to be recognized over a weighted average period of 1.9 years. Share-based compensation expense for stock options was $0.4 million for the three months ended March 31, 2019.

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

During 2019 and 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 275 positions in the first quarter of 2019 and 400 positions in the first quarter of 2018 and incurred related severance and employee benefit costs of $10.5 million and $13.7 million, respectively.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended March 31,
(Millions)	2019	2018
Merger, integration and other costs:
Information technology conversion costs	$0.2	$0.4
Costs related to merger with EarthLink (a)	3.4	4.4
Costs related to merger with Broadview (b)	—	1.9
Other	1.0	0.6
Total merger, integration and other costs	4.6	7.3
Restructuring charges	10.5	13.7
Total merger, integration and other costs and restructuring charges	$15.1	$21.0

(a)
For the three-month period ended March 31, 2019 and 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $2.9 million and $3.0 million, respectively, and other miscellaneous expenses of 0.5 million and $1.4 million, respectively.

(b)
For the three-month period ended March 31, 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.3 million and other miscellaneous expenses of $0.6 million.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss by $11.3 million for the three-month period ended March 31, 2019, as compared to $15.9 million for the same period in 2018.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at March 31:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Lease Termination Costs	Total
Balance at December 31, 2018	$4.0	$12.6	$15.3	$31.9
Reclassified to operating lease obligations upon adoption of ASU 2016-02	(8.6)	—	(15.3)	(23.9)
Expenses incurred in period	4.6	10.5	—	15.1
Cash outlays during the period	—	(16.5)	—	(16.5)
Balance at March 31, 2019	$—	$6.6	$—	$6.6

Payments of these liabilities will be funded through operating cash flows.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Income Taxes:

The significant components of the net deferred income tax (asset) liability were as follows:

(Millions)	March 31, 2019	December 31, 2018
Property, plant and equipment	$516.1	$825.5
Goodwill and other intangible assets	247.3	477.7
Operating loss and credit carryforward	(591.7)	(576.8)
Postretirement and other employee benefits	(78.6)	(79.6)
Unrealized holding loss and interest rate swaps	5.8	7.2
Deferred compensation	(2.0)	(2.3)
Bad debt	(14.4)	(15.1)
Long-term lease obligations	(1,091.9)	(1,170.9)
Operating lease right-of-use assets	1,063.1	—
Deferred debt costs	(34.9)	(19.2)
Share-based compensation	(6.0)	(6.8)
Interest expense	(13.5)	—
Other, net	(7.0)	(20.4)
	(7.7)	(580.7)
Valuation allowance	143.5	685.0
Less amounts reclassified to liabilities subject to compromise	(135.8)	—
Deferred income taxes, net	$—	$104.3
Deferred tax assets	$(1,904.3)	$(1,954.0)
Deferred tax liabilities	2,040.1	2,058.3
Less amounts reclassified to liabilities subject to compromise	(135.8)	—
Deferred income taxes, net	$—	$104.3

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases, we considered the reversal of taxable temporary differences and carryback potential as a source of income as of December 31, 2018. After consideration of these factors, we recorded a full valuation allowance for the year ended December 31, 2018, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Therefore, as of December 31, 2018, we had valuation allowances of approximately $685.0 million. The impact of adoption of ASU 2016-02 in 2019 resulted in an increase to deferred tax liabilities of approximately $842.3 million. This increase caused a re-evaluation of our valuation allowances as of January 1, 2019 and resulted in a decrease of approximately $541.5 million, recorded as an adjustment to equity. At March 31, 2019, our valuation allowance is approximately $143.5 million. As of March 31, 2019, we were in a net deferred tax liability position and recorded an income tax benefit during the first quarter of 2019. We will monitor our deferred tax asset position each quarter and determine the appropriate income tax benefit to record based upon the reversal of taxable temporary differences.

At March 31, 2019 and December 31, 2018, we had federal net operating loss carryforwards of approximately $1,992.0 million and $1,920.2 million, respectively. Net operating losses generated prior to 2018 expire in varying amounts from 2019 through 2037. Under the 2017 Tax Act, federal net operating losses generated in 2018 and future years can be carried forward indefinitely. The loss carryforwards at March 31, 2019 and December 31, 2018 were primarily losses acquired in conjunction with our acquisitions including PAETEC, EarthLink and Broadview.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Income Taxes, Continued:

At March 31, 2019 and December 31, 2018, we had state net operating loss carryforwards of approximately $2,527.7 million and $2,456.6 million, respectively, which expire annually in varying amounts from 2019 through 2039. The loss carryforwards were primarily losses acquired in conjunction with our acquisitions including PAETEC and EarthLink.

The amount of federal tax credit carryforward at March 31, 2019 and December 31, 2018 was approximately $21.8 million, which expires in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at March 31, 2019 and December 31, 2018 was approximately $17.7 million, which expires in varying amounts from 2019 through 2027.

13. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	March 31, 2019	December 31, 2018
Pension and postretirement plans	$7.4	$7.7
Unrealized net gains (losses) on interest rate swaps:
Designated portion	—	29.7
De-designated portion	24.6	(1.8)
Accumulated other comprehensive income	$32.0	$35.6

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2018	$27.9	$7.7	$35.6
Other comprehensive income before reclassifications	(2.4)	—	(2.4)
Amounts reclassified from other accumulated comprehensive income (a)	(0.9)	(0.3)	(1.2)
Balance at March 31, 2019	$24.6	$7.4	$32.0

(a)	See separate table below for details about these reclassifications.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

13. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,			Affected Line Item in the Consolidated Statements of Operations
	2019	2018
Interest rate swaps:
Amortization of net unrealized losses on de-designated interest rate swaps	$(1.2)	$0.9		Interest expense
	(1.2)	0.9		Loss before income taxes
	0.3	(0.2)		Income tax (expense) benefit
	(0.9)	0.7		Net loss
Pension and postretirement plans:
Amortization of net actuarial loss	—	0.1	(a)
Amortization of prior service credits	(0.4)	(1.3)	(a)
	(0.4)	(1.2)		Loss before income taxes
	0.1	0.3		Income tax (expense) benefit
	(0.3)	(0.9)		Net loss
Total reclassifications for the period, net of tax	$(1.2)	$(0.2)		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (see Note 9).

14. Loss per Share:

All per share information presented has been retrospectively adjusted to reflect the effects of a one-for-five reverse stock split, which became effective on May 25, 2018.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

14. Loss per Share, Continued:

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2019	2018
Basic and diluted loss per share:
Numerator:
Net loss attributable to common shares	$(2,310.3)	$(121.4)

Denominator:
Basic and diluted shares outstanding
Weighted average basic and diluted shares outstanding	42.6	37.4
Basic and diluted loss per share:
Net loss	($54.26)	($3.25)

For the three-month period ended March 31, 2019 and 2018, we excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses. We had 1.0 million restricted stock units and 1.3 million stock options outstanding as of March 31, 2019, compared to 0.9 million restricted stock units and 1.1 million stock options outstanding at March 31, 2018.

15. Segment Information:

We disaggregate our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise, wholesale and consumer customers. As previously discussed, on December 31, 2018, we sold substantially all of our consumer CLEC operations. Prior to the sale, we operated and reported the following four segments:

•
Consumer & Small Business – We manage as one business our residential and small business operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Products and services offered to customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC, and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a premium broadband and video entertainment offering in several of our markets.

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

•
Enterprise – Products and services offered to our business customers include integrated voice and data services, which deliver voice and broadband services over a single Internet connection, data transport services, multi-site networking services which provide a fast and private connection between business locations, SD-WAN, which optimizes application performance, UCaaS, a next generation voice solution, as well as a variety of other data services, including cloud computing and collocation and managed services as an alternative to traditional information technology infrastructure.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

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

•
Consumer CLEC – Products and services offered to customers included traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, straight-line rent expense under the master lease agreement with Uniti, share-based compensation, pension expense, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other expense, net, reorganization items, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. All of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

The following table summarizes our segment results:

	Three Months Ended March 31,
(Millions)	2019	2018
Consumer & Small Business:
Revenues and sales	$461.7	$476.5
Costs and expenses	189.7	194.6
Segment income	$272.0	$281.9
Enterprise:
Revenues and sales	$689.7	$746.1
Cost and expenses	536.4	600.3
Segment income	$153.3	$145.8
Wholesale:
Revenues and sales	$169.2	$183.8
Costs and expenses	55.4	55.5
Segment income	$113.8	$128.3
Consumer CLEC:
Revenues and sales	$—	$47.9
Costs and expenses	—	20.6
Segment income	$—	$27.3
Total segment revenues and sales	$1,320.6	$1,454.3
Total segment costs and expenses	781.5	871.0
Total segment income	$539.1	$583.3

The following table reconciles segment income to consolidated net loss:

	Three Months Ended March 31,
(Millions)	2019	2018
Total segment income	$539.1	$583.3
Depreciation and amortization	(271.5)	(381.8)
Goodwill impairment	(2,339.0)	—
Merger, integration and other costs	(4.6)	(7.3)
Restructuring charges	(10.5)	(13.7)
Other unassigned operating expenses	(294.8)	(111.5)
Other expense, net	(1.0)	(2.3)
Reorganization items, net	(104.9)	—
Interest expense	(91.9)	(223.1)
Income tax benefit	268.8	35.0
Net loss	$(2,310.3)	$(121.4)

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

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

We made revisions to correct certain misclassification errors in our previously issued supplemental guarantor financial statements that were not material to the condensed consolidating balance sheet as of March 31, 2018 or to the condensed consolidating statement of cash flows for the three months ended March 31, 2018. These revisions had no impact to the condensed consolidating statement of comprehensive income (loss) for the three months ended March 31, 2018. The effects of the misclassification errors for the condensed consolidating balance sheet were as follows: For Guarantors, we reduced accounts receivable by $77.6 million and increased affiliate receivable, net by $77.6 million. For Non-Guarantors, we increased accounts receivable by $77.6 million and reduced affiliate receivable, net by $77.6 million. The effects of the revisions to the condensed consolidating statement of cash flows were as follows: For Guarantors, we increased net cash provided by operating activities by $72.8 million and reduced cash provided by intercompany transactions, net by $72.8 million. For Non-Guarantors, we reduced net cash provided by operating activities by $72.8 million and increased cash provided by intercompany transactions, net by $72.8 million.

The following information presents condensed consolidating and combined statements of comprehensive income (loss) for the three-month period ended March 31, 2019 and 2018, condensed consolidating and combined balance sheets as of March 31, 2019 and December 31, 2018, and condensed consolidating and combined statements of cash flows for the three-month periods ended March 31, 2019 and 2018 of Windstream Services, the Guarantors and the Non-Guarantors. Investments consist of investments in net assets of subsidiaries held by Windstream Services and other subsidiaries and have been presented using the equity method of accounting.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Comprehensive Income (Loss) (Unaudited)
	Three Months Ended March 31, 2019
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues and sales:
Service revenues	$—	$232.9	$1,086.9	$(17.6)	$1,302.2
Product sales	—	16.3	2.1	—	18.4
Total revenues and sales	—	249.2	1,089.0	(17.6)	1,320.6
Costs and expenses:
Cost of services	—	140.8	737.3	(17.0)	861.1
Cost of products sold	—	14.0	2.9	—	16.9
Selling, general and administrative	—	28.7	169.8	(0.6)	197.9
Depreciation and amortization	0.6	67.9	203.0	—	271.5
Goodwill impairment	299.1	1,533.0	506.9	—	2,339.0
Merger, integration and other costs	—	—	4.6	—	4.6
Restructuring charges	—	1.4	9.1	—	10.5
Total costs and expenses	299.7	1,785.8	1,633.6	(17.6)	3,701.5
Operating loss	(299.7)	(1,536.6)	(544.6)	—	(2,380.9)
(Losses) earnings from consolidated subsidiaries	(1,879.9)	(16.8)	9.1	1,887.6	—
Other (expense) income, net	(2.6)	0.2	1.4	—	(1.0)
Intercompany interest income (expense)	12.5	(14.7)	2.2	—	—
Reorganization items, net	(104.9)	—	—	—	(104.9)
Interest expense	(89.2)	(1.2)	(1.5)	—	(91.9)
Loss before income taxes	(2,363.8)	(1,569.1)	(533.4)	1,887.6	(2,578.7)
Income tax benefit	(53.8)	(115.9)	(99.0)	—	(268.7)
Net loss	$(2,310.0)	$(1,453.2)	$(434.4)	$1,887.6	$(2,310.0)
Comprehensive loss	$(2,313.6)	$(1,453.2)	$(434.4)	$1,887.6	$(2,313.6)

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of March 31, 2019
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$395.8	$2.4	$33.8	$—	$432.0
Restricted cash	7.7	—	—	—	7.7
Accounts receivable, net	—	127.4	509.3	(3.3)	633.4
Notes receivable - affiliate	—	3.1	—	(3.1)	—
Affiliates receivable, net	—	465.9	1,749.1	(2,215.0)	—
Inventories	—	65.3	14.5	—	79.8
Prepaid expenses and other	25.0	34.0	136.6	—	195.6
Total current assets	428.5	698.1	2,443.3	(2,221.4)	1,348.5
Investments in consolidated subsidiaries	6,467.6	863.9	566.6	(7,898.1)	—
Notes receivable - affiliate	—	302.7	—	(302.7)	—
Goodwill	358.1	76.6	—	—	434.7
Other intangibles, net	449.9	318.6	406.0	—	1,174.5
Net property, plant and equipment	0.4	837.8	2,789.6	—	3,627.8
Operating lease right-of-use assets	—	1,182.5	3,004.9	—	4,187.4
Other assets	20.8	16.6	46.9	—	84.3
Total Assets	$7,725.3	$4,296.8	$9,257.3	$(10,422.2)	$10,857.2
Liabilities and Equity (Deficit)
Current Liabilities:
Current portion of long-term debt	$3,415.2	$99.6	$—	$—	$3,514.8
Current portion of long-term lease obligations	—	—	—	—	—
Accounts payable	—	71.2	200.7	—	271.9
Affiliates payable, net	2,215.0	—	—	(2,215.0)	—
Notes payable - affiliate	—	—	3.1	(3.1)	—
Advance payments and customer deposits	—	26.4	140.8	(3.3)	163.9
Accrued taxes	0.5	17.0	47.4	—	64.9
Accrued interest	0.6	—	0.3	—	0.9
Other current liabilities	13.8	13.7	92.9	—	120.4
Total current liabilities	5,645.1	227.9	485.2	(2,221.4)	4,136.8
Long-term lease obligations	—	—	—	—	—
Notes payable - affiliate	—	—	302.7	(302.7)	—
Deferred income taxes	—	—	—	—	—
Other liabilities	—	4.6	21.0	(4.2)	21.4
Liabilities subject to compromise	3,273.1	1,333.2	3,285.6	—	7,891.9
Total liabilities	8,918.2	1,565.7	4,094.5	(2,528.3)	12,050.1
Commitments and Contingencies (See Note 17)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,245.9	3,956.7	1,404.9	(5,361.6)	1,245.9
Accumulated other comprehensive income	32.0	—	7.3	(7.3)	32.0
(Accumulated deficit) retained earnings	(2,470.8)	(1,265.0)	3,668.7	(2,403.7)	(2,470.8)
Total equity (deficit)	(1,192.9)	2,731.1	5,162.8	(7,893.9)	(1,192.9)
Total Liabilities and Equity (Deficit)	$7,725.3	$4,296.8	$9,257.3	$(10,422.2)	$10,857.2

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Balance Sheet (Unaudited)
	As of December 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and cash equivalents	$328.2	$—	$27.5	$—	$355.7
Restricted cash	5.3	—	—	—	5.3
Accounts receivable, net	—	115.3	541.1	(3.3)	653.1
Notes receivable - affiliate	—	5.0	—	(5.0)	—
Affiliates receivable, net	—	537.9	1,842.1	(2,380.0)	—
Inventories	—	66.6	15.8	—	82.4
Prepaid expenses and other	80.3	33.9	93.8	(48.3)	159.7
Total current assets	413.8	758.7	2,520.3	(2,436.6)	1,256.2
Investments in consolidated subsidiaries	4,737.8	526.9	573.6	(5,838.3)	—
Notes receivable - affiliate	—	303.3	—	(303.3)	—
Goodwill	657.2	1,609.6	506.9	—	2,773.7
Other intangibles, net	449.9	335.3	427.9	—	1,213.1
Net property, plant and equipment	0.5	1,125.1	3,795.3	—	4,920.9
Other assets	22.8	17.8	53.4	—	94.0
Total Assets	$6,282.0	$4,676.7	$7,877.4	$(8,578.2)	$10,257.9
Liabilities and Equity (Deficit)
Current Liabilities:
Current portion of long-term debt	$5,628.5	$99.6	$—	$—	$5,728.1
Current portion of long-term lease obligations	—	1,334.5	3,235.8	—	4,570.3
Accounts payable	—	226.4	277.2	—	503.6
Affiliates payable, net	2,380.0	—	—	(2,380.0)	—
Notes payable - affiliate	—	—	5.0	(5.0)	—
Advance payments and customer deposits	—	31.3	152.6	(3.3)	180.6
Accrued taxes	—	87.7	48.0	(48.3)	87.4
Accrued interest	41.4	1.7	0.4	—	43.5
Other current liabilities	37.8	77.7	228.7	—	344.2
Total current liabilities	8,087.7	1,858.9	3,947.7	(2,436.6)	11,457.7
Long-term lease obligations	—	15.6	57.2	—	72.8
Notes payable - affiliate	—	—	303.3	(303.3)	—
Deferred income taxes	104.3	—	—	—	104.3
Other liabilities	9.3	55.5	477.6	—	542.4
Total liabilities	8,201.3	1,930.0	4,785.8	(2,739.9)	12,177.2
Commitments and Contingencies (See Note 17)
Equity (Deficit):
Common stock	—	39.4	81.9	(121.3)	—
Additional paid-in capital	1,244.2	3,956.7	1,404.9	(5,361.6)	1,244.2
Accumulated other comprehensive income	35.6	—	7.7	(7.7)	35.6
(Accumulated deficit) retained earnings	(3,199.1)	(1,249.4)	1,597.1	(347.7)	(3,199.1)
Total equity (deficit)	(1,919.3)	2,746.7	3,091.6	(5,838.3)	(1,919.3)
Total Liabilities and Equity (Deficit)	$6,282.0	$4,676.7	$7,877.4	$(8,578.2)	$10,257.9

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2019
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(151.5)	$(202.4)	$572.7	$—	$218.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	—	(27.6)	(165.2)	—	(192.8)
Other, net	(4.2)	—	—	—	(4.2)
Net cash used in investing activities	(4.2)	(27.6)	(165.2)	—	(197.0)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(0.6)	—	—	—	(0.6)
Repayments of debt and swaps	(372.4)	—	—	—	(372.4)
Proceeds from debt issuance	455.0	—	—	—	455.0
Debt issuance costs	(14.7)	—	—	—	(14.7)
Intercompany transactions, net	158.8	239.1	(397.9)	—	—
Payments under long-term lease obligations	—	—	(0.1)	—	(0.1)
Payments under finance and capital lease obligations	—	(9.1)	(0.7)	—	(9.8)
Other, net	(0.4)	2.4	(2.5)	—	(0.5)
Net cash provided from (used in) financing activities	225.7	232.4	(401.2)	—	56.9
Increase in cash, cash equivalents and restricted cash	70.0	2.4	6.3	—	78.7
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	333.5	—	27.5	—	361.0
End of period	$403.5	$2.4	$33.8	$—	$439.7

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Supplemental Guarantor Information, Continued:

	Condensed Consolidating Statement of Cash Flows (Unaudited)
	Three Months Ended March 31, 2018
(Millions)	Windstream Services	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash (used in) provided from operating activities	$(66.1)	$106.5	$199.4	$—	$239.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(0.1)	(51.7)	(165.8)	—	(217.6)
Acquisition of MASS, net of cash acquired	(37.6)	—	—	—	(37.6)
Other, net	—	0.5	(0.1)	—	0.4
Net cash used in investing activities	(37.7)	(51.2)	(165.9)	—	(254.8)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(0.5)	—	—	—	(0.5)
Repayments of debt and swaps	(217.1)	—	—	—	(217.1)
Proceeds from debt issuance	313.0	—	—	—	313.0
Debt issuance costs	(2.8)	—	—	—	(2.8)
Intercompany transactions, net	35.3	(32.5)	(2.8)	—	—
Payments under long-term lease obligations	—	(13.1)	(31.8)	—	(44.9)
Payments under capital lease obligations	—	(12.3)	(0.8)	—	(13.1)
Other, net	(2.1)	0.5	(0.9)	—	(2.5)
Net cash provided from (used in) financing activities	125.8	(57.4)	(36.3)	—	32.1
Increase (decrease) in cash, cash equivalents and restricted cash	22.0	(2.1)	(2.8)	—	17.1
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	—	2.5	40.9	—	43.4
End of period	$22.0	$0.4	$38.1	$—	$60.5

17. Commitments and Contingencies:

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

17. Commitments and Contingencies, Continued:

Additionally, on October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the 6.375 percent notes, and on October 31, 2017, learned that holders representing the requisite percentage of the 6.375 percent notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Windstream Services and the Trustee executed a supplemental indenture, and new 6.375 percent notes were issued, which gave effect to the waivers and consents for the 6.375 percent notes. During the fourth quarter of 2017, Windstream Services also completed consent solicitations with respect to each of its series of outstanding notes, pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing such notes to give effect to such waivers and amendments.

After conducting a trial in July 2018, on February 15, 2019, Judge Jessie Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off, invalidating the 2017 exchange and consent transactions, and found that the trustee under the 2013 Indenture and/or Aurelius was entitled to a judgment, specifically:

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

On March 1, 2019, Judge Furman issued an Order that he cannot enter a final judgment due to the Automatic Stay imposed by the filing of the Chapter 11 Cases. The matter has been administratively closed subject to the right of any party to move to reopen it within twenty-one (21) days of the conclusion of the Chapter 11 Cases or the lifting or modification of the automatic stay.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed Chapter 11 Cases in the Bankruptcy Court.

On February 26, 2019, Windstream had its First Day hearing in the United States Bankruptcy Court for the Southern District of New York. At that hearing, the presiding judge approved the motions necessary to allow Windstream to continue its ongoing operations without interruption. Windstream was also granted approval to access up to $400.0 million of the $1.0 billion in new financing it received to support its business. On April 16, 2019, Windstream had its Second Day Hearing where it received $600.0 million of additional financing for a total of $1.0 billion available to us under the DIP facilities. All of Windstream’s interim motions were finalized without significant objection.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

17. Commitments and Contingencies, Continued:

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the fourth quarter of 2018 in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. Additionally, Windstream received a shareholder demand letter in the fourth quarter of 2018 related to the EarthLink merger. All four of the complaints and demand letter contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading.

Suggestions of Bankruptcy and Notices of the Automatic Stay have been filed with regard to the Murray, Yadegarian and Graham cases, but the Plaintiffs are challenging the applicability of the stay with regard to non-debtor defendants. Windstream has filed an adversary proceeding motion with the Bankruptcy Court regarding this challenge. A hearing on the motion is set for June 17, 2019.

We believe that we have valid defenses for each of the lawsuits, and we plan to vigorously defend the pursuit of all matters. While the ultimate resolution of the matters is not currently predictable, if there is an adverse ruling in any of these matters, the ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 cases with regard to this matter as it was determined it would fall under a regulatory exception and is precluded from the automatic stay.

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

18. Subsequent Event:

Change in Operating Segments - Effective April 1, 2019, we reorganized our business operations into three segments, Kinetic, Enterprise and Wholesale to better align our customer base within our ILEC and CLEC markets. The significant changes to our existing segments will include: (1) shifting certain small business customers with operations in ILEC-only markets from the Enterprise segment to the Consumer & Small Business segment, which we will rename Kinetic; (2) shifting governmental and resale customers from Wholesale to Enterprise; (3) shifting wholesale customers in ILEC markets from Wholesale to Kinetic; and (4) allocating certain corporate expenses, primarily property taxes, to the segments. While we initiated certain changes in preparation for the planned segment reorganization, including the release on April 29, 2019 of our 2019 operational consolidated and business segment forecast that will be the basis for determining management compensation under certain incentive-based compensation plans, management continued to evaluate the performance of our operating segments under the existing segment structure as of March 31, 2019, as presented in Note 15. Upon adoption of our new segment structure in the second quarter 2019, we will be required to evaluate goodwill, including the allocation of goodwill to any new reporting units on a relative fair value basis. As a result of reallocating our remaining goodwill of $434.7 million, we expect to record an additional goodwill impairment charge in the second quarter of 2019 of approximately $250.0 million to $350.0 million.

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

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2019, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three-month period ended March 31, 2019, the amount of pre-tax expenses directly incurred by Windstream Holdings was approximately $0.4 million compared to $0.5 million for the same period in 2018. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.3 million for the three-month period ended March 31, 2019 compared to $0.4 million in 2018. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

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

EXECUTIVE SUMMARY

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

Our biggest single cash cost consists of interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. Our annualized interconnection spend is approximately $1.3 billion. We have been aggressively reducing those payments by approximately 10 percent annually, and we expect this downward trend to continue. At the same time, we will continue to manage all other expenses with rigorous discipline.

Our focused operational strategy for each business segment has the overall objective to generate strong financial returns for our investors and grow adjusted OIBDA, which is defined as operating income before depreciation and amortization and goodwill impairment and adjusted to exclude the impact of merger, integration and other costs, restructuring charges, pension expense and share-based compensation.

During the first quarter of 2019, we achieved the following related to these initiatives:

•
Grew high-speed Internet customers for the fourth consecutive quarter as we added 11,400 net high-speed Internet customers, representing our strongest quarter in net customer additions since 2011. Contribution margin in our Consumer & Small Business segment was 58.9 percent.

•	Strategic sales comprised 55.1 percent of total sales in our Enterprise segment and contribution margin increased to 22.2 percent compared to 19.5 percent for the same period a year ago.

•	Contribution margin in our Wholesale segment was 67.3 percent and reflected our continued focus on expense management.

•
We launched several new products and services and upgrades to our existing suite of strategic products in our Enterprise business. WE Connect provides customers with a singular, intuitive interface for services such as SD-WAN, Cloud Security and OfficeSuite© Unified Communications, and we migrated more than 350,000 customers to WE Connect since January 1, 2019. In addition, we launched OfficeSuite© with full Amazon Alexa integration. The combination of OfficeSuite© features with Alexa’s hands-free, voice-first interactions enhances our key unified communications solution with additional voice-activated functionality to meet today’s increased demands for mobility and ease of use as employees can now access their communications while driving or at home without the need of a keyboard. In 2019, we also launched a new LAN services product suite, featuring increased security, business analytics and productivity with single-source convenience. This suite of products offers WiFi and enhanced analytics for improved productivity and customer service, allows easy network deployment and management via the cloud, and IP cameras that offer detailed analytics to drive business growth. Finally, our Enterprise business also launched a security information and event management service, which offers new enhanced security capability providing threat detection, log retention, and reporting to help customers meet their security compliance requirements.

•
Our integration and synergy achievement plans remain on track for our 2017 acquisitions of Broadview Networks Holdings, Inc and EarthLink Holdings Corp. We remain on track to meet our goal of $180 million in annualized savings by the end of 2019. During the first quarter of 2019, our total interconnection expenses decreased to an annualized amount of approximately $1.3 billion. Our annual interconnection expense still includes more than $730 million of TDM-related expenses, which remain the focus for future cost reductions.

In addition to the effects of the disposal of the Consumer CLEC business, our consolidated operating results for the three-month period ended March 31, 2019 were adversely impacted by a non-cash, pre-tax goodwill impairment charge of $2,339.0 million and reorganization items, net of $104.9 million incurred as a result of the Chapter 11 Cases. Operating results for 2019 also reflect the change in the accounting treatment for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard effective January 1, 2019, as further discussed in Notes 1 and 5 to the consolidated financial statements. The effects of this accounting change resulted in recognition of additional rent expense of $168.8 million, a reduction in interest expense of $113.7 million and lower depreciation expense of $83.4 million, primarily attributable to the de-recognition of $1.3 billion of network assets previously transferred to Uniti.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2019	2018	Amount	%
Revenues and sales:
Service revenues	$1,302.2	$1,435.4	$(133.2)	(9)
Product sales	18.4	18.9	(0.5)	(3)
Total revenues and sales	1,320.6	1,454.3	(133.7)	(9)
Costs and expenses:
Cost of services (a)	861.1	736.9	124.2	17
Cost of products sold	16.9	16.8	0.1	1
Selling, general and administrative	198.3	228.8	(30.5)	(13)
Depreciation and amortization	271.5	381.8	(110.3)	(29)
Goodwill impairment (b)	2,339.0	—	2,339.0	*
Merger, integration and other costs	4.6	7.3	(2.7)	(37)
Restructuring charges	10.5	13.7	(3.2)	(23)
Total costs and expenses	3,701.9	1,385.3	2,316.6	167
Operating (loss) income	(2,381.3)	69.0	(2,450.3)	*
Other expense, net	(1.0)	(2.3)	(1.3)	(57)
Reorganization items, net	(104.9)	—	104.9	*
Interest expense	(91.9)	(223.1)	(131.2)	(59)
Loss before income taxes	(2,579.1)	(156.4)	2,422.7	*
Income tax benefit	(268.8)	(35.0)	233.8	*
Net loss	$(2,310.3)	$(121.4)	$2,188.9	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 3 for further discussion related to the goodwill impairment charge.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same period a year ago:

Three Months Ended March 31, 2019
Increase (Decrease)
(Millions)	Amount %
Increase attributable to acquisitions	$9.6
Decrease attributable to disposition of Consumer CLEC business	(47.8)
Decrease in Wholesale revenues (a)	(14.8)
Decrease in Consumer & Small Business revenues (b)	(17.3)
Decrease in Enterprise revenues (c)	(62.9)
Net decrease in service revenues	$(133.2) (9)

(a)	Decrease was primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(b)
Decrease was primarily due to lower high-speed Internet bundle revenue and voice-only revenues attributable to a decline in customers due to the impacts of competition and reductions in switched access revenues and federal USF surcharges due to the impacts of intercarrier compensation reform.

(c)
Decrease was primarily due to reductions in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

See “Segment Operating Results” for a further discussion of changes in Consumer & Small Business, Enterprise, and Wholesale revenues.

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

The following table reflects the primary drivers of the changes in product sales compared to the same period a year ago:

Three Months Ended March 31, 2019
Increase (Decrease)
(Millions)	Amount %
Decrease attributable to disposition of Consumer CLEC business	$(0.1)
Decrease in Enterprise product sales (a)	(3.1)
Increase in Consumer & Small Business product sales (b)	2.7
Net decrease in product sales	$(0.5) (3)

(a)	Decrease was primarily due to lower equipment installations.

(b)	Increase was due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same period a year ago:

	Three Months Ended March 31, 2019
	Increase (Decrease)
(Millions)	Amount	%
Increase in rent expense attributable to master lease with Uniti	$168.8
Increase in network operations (a)	19.7
Increase attributable to acquisitions	5.4
Increase in other expenses	0.6
Decrease in federal USF expense	(3.9)
Decrease attributable to disposition of Consumer CLEC business	(17.3)
Decrease in interconnection expense (b)	(49.1)
Net increase in cost of services	$124.2	17

(a)
Increase reflects $28.5 million of costs incurred related to a carrier access reserve partially offset by reduced labor costs, primarily attributable to workforce reductions completed in 2019 and 2018.

(b)
Decrease in interconnection expense was primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The following table reflects the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended March 31, 2019
	Increase (Decrease)
(Millions)	Amount	%
Decrease in product sales to Enterprise customers	$(1.9)
Increase in product sales to Consumer & Small Business customers	2.0
Decrease in cost of products sold	$0.1	1

The change in cost of products sold was generally consistent with the changes in product sales.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same period a year ago:

	Three Months Ended March 31, 2019
	Increase (Decrease)
(Millions)	Amount	%
Increase in pre-bankruptcy legal and consulting fees (a)	$3.2
Increase attributable to acquisitions	0.8
Decrease in sales and marketing expenses	(0.2)
Decrease in share-based compensation	(2.5)
Decrease attributable to disposition of Consumer CLEC business	(2.9)
Decrease in occupancy rent	(3.0)
Decrease in salaries and other benefits	(3.9)
Decrease due to business transformation expenses (b)	(8.6)
Decrease in other costs (c)	(13.4)
Net decrease in SG&A	$(30.5)	(13)

(a)	Represents amounts incurred prior to the filing of the Chapter 11 Cases.

(b)
These expenses primarily consisted of third-party consulting fees, incremental labor, travel, training and other transition costs incurred in 2018 related to the outsourcing of certain support functions.

(c)	Decrease was primarily attributable to cost savings and other expense management initiatives.
Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of the changes in depreciation and amortization expense compared to the same period a year ago:

	Three Months Ended March 31, 2019
	Increase (Decrease)
(Millions)	Amount	%
Increase attributable to acquisitions	$1.1
Decrease attributable to disposition of Consumer CLEC business	(8.5)
Decrease in depreciation expense (a)	(92.5)
Decrease in amortization expense (b)	(10.4)
Net increase in depreciation and amortization expense	$(110.3)	(29)

(a)
Decrease primarily reflects the de-recognition of $1.3 billion of network assets previously transferred to Uniti due to the accounting change for this arrangement upon adoption of the new leasing standard previously discussed.

(b)
Decrease reflects the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

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

During 2019 and 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 275 positions in the first quarter of 2019 and 400 positions in the first quarter of 2018 and incurred related severance and employee benefit costs of $10.5 million and $13.7 million, respectively.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended March 31,
(Millions)	2019	2018
Merger, integration and other costs:
Information technology conversion costs	$0.2	$0.4
Costs related to merger with EarthLink (a)	3.4	4.4
Costs related to merger with Broadview (b)	—	1.9
Other costs	1.0	0.6
Total merger, integration and other costs	4.6	7.3
Restructuring charges	10.5	13.7
Total merger, integration and other costs and restructuring charges	$15.1	$21.0

(a)
For the three-month period ended March 31, 2019 and 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $2.9 million and $3.0 million, respectively, and other miscellaneous expenses of $0.5 million and $1.4 million, respectively.

(b)
For the three-month period ended March 31, 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.3 million and other miscellaneous expenses of $0.6 million.

Summary of Liability Activity Related to Both Merger, Integration and Other Costs and Restructuring Charges

As of March 31, 2019, we had unpaid liabilities totaling $6.6 million associated solely with restructuring initiatives, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 11).

Operating Loss

We reported an operating loss of $2,381.3 million during the three-month period ended March 31, 2019, as compared to operating income of $69.0 million in the same period in 2018. The operating loss in the three-month period of 2019 is primarily due to a goodwill impairment charge of $2,339.0 million and additional rent expense of $168.8 million, partially offset by a reduction in depreciation and amortization expense of $110.3 million. The increase in rent expense and substantially all of the decline in depreciation expense resulted from the adoption of the new leasing standard effective January 1, 2019 and a change in our accounting treatment for our arrangement with Uniti, as previously discussed. The operating loss for the three-month period of 2019 also reflected decreases in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. The adverse effects from these revenue reductions were partially offset by decreased labor costs attributable to workforce reductions completed in 2019 and 2018 and lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declines in the number of customers served and decreases in long-distance usage.

Other Expense, Net

The components of other expense, net were as follows:

	Three Months Ended March 31,
(Millions)	2019	2018
Ineffectiveness of interest rate swaps	$(3.0)	$—
Loss on disposal of data center operations	—	$(7.3)
Non-operating pension income	1.9	5.3
Non-operating postretirement benefits expense	(0.1)	(0.2)
Other, net	0.2	(0.1)
Other expense, net	$(1.0)	$(2.3)

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended March 31,
(Millions)	2019	2018
Superpriority debtor-in-possession term loan facility	$1.4	$—
Senior secured credit facility, Tranche B	34.4	25.6
Senior secured credit facility, revolving line of credit	13.0	9.0
Senior secured first and second lien notes	30.7	13.8
Senior unsecured notes	12.6	51.8
Notes issued by subsidiaries	1.7	1.7
Interest expense - long-term lease obligations:
Telecommunications network assets	—	118.5
Real estate contributed to pension plan	1.6	1.5
Impacts of interest rate swaps	(2.9)	0.6
Interest on capital leases and other	0.9	1.5
Less capitalized interest expense	(1.5)	(0.9)
Total interest expense	$91.9	$223.1

Interest expense decreased $131.2 million, or 59 percent, for the three-month period ended March 31, 2019 as compared to the same period in 2018. The decrease in 2019 primarily reflects lower interest expense associated with the long-term lease obligation under the master lease with Uniti of $118.5 million attributable to no longer accounting for our arrangement with Uniti as a financing upon adoption of the new leasing standard, as previously discussed. Interest expense attributable to our senior unsecured notes decreased $39.2 million in 2019 primarily due to the effects of the exchange transactions completed in the third quarter of 2018 and no longer recording interest expense on these obligations after the filing of the Chapter 11 Cases. These decreases were partially offset by the adverse effects of exchanging unsecured senior notes for new 2024 and 2025 second lien notes in the third quarter of 2018, which were issued at comparatively higher interest rates, as well as higher interest costs applicable to borrowings outstanding under the senior secured credit facility. Following our default under the senior secured credit facility, interest rates charged on these borrowings reset to the applicable default rates, which are comparatively higher than the non-default interest rates.

Income Taxes

During the first quarter of 2019, we recognized an income tax benefit of $268.8 million as compared to income tax benefits of $35.0 million for the same period in 2018. The income tax benefit recorded in the first quarter of 2019 reflected the loss before taxes. This benefit was offset by discrete tax expense of $368.0 million related to our goodwill impairment. Comparatively, the income tax benefit recorded for the three month period ended March 31, 2018 reflected the loss before taxes offset by discrete tax expense of $3.3 million associated with the vesting of restricted stock. Our effective tax rate was 10.4 percent for the three month period ended March 31, 2019 as compared to 22.4 percent in the same period in 2018. The effective rates for the three month periods ended March 31, 2019 and 2018 were impacted by the discrete items discussed above.

For 2019, our annualized effective income tax rate is expected to range between 25.0 and 26.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

SEGMENT OPERATING RESULTS

We disaggregate our operations between customers located in service areas in which we are the incumbent local exchange carrier (“ILEC”) and provide services over network facilities operated by us and those customers located in service areas in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. We have further disaggregated our CLEC operations between enterprise and wholesale customers. As previously discussed, on December 31, 2018, we completed the sale of substantially all of our CLEC business. The consumer operations sold consisted solely of the former EarthLink consumer business that we acquired in February 2017. The sale of the consumer CLEC business did not represent a strategic shift in our operations nor have a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. Following the sale, we operated and reported the following three segments.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, straight-line rent expense under the master lease agreement with Uniti, share-based compensation, pension costs, business transformation expenses and costs related to network optimization projects to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other expense, net, reorganization items, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 15 to the consolidated financial statements for a reconciliation of segment income to consolidated net income (loss).

CONSUMER & SMALL BUSINESS SEGMENT

As of March 31, 2019, the Consumer & Small Business segment includes approximately 1.4 million residential and small business customers. This segment generated $461.7 million in revenue and $272.0 million in segment income, or contribution margin, during the first quarter of 2019.

Strategy

As of March 31, 2019, we reached 65 percent of our consumer footprint with 25 megabits per second (Mbps”) speeds and 35 percent with 100 Mbps speeds. Speed expansion is a key part of our consumer strategy for 2019 as we doubled our 100 Mbps speed availability in the first quarter of 2019. In addition, we offer 1-Gigabit per second (“Gbps”) Internet service in 16 states to deliver faster speeds to more of our customer base. Connect America Fund (“CAF”) funding will also provide support and allow us to expand our broadband capabilities.

Our network investments make us more competitive in the marketplace and create a great customer experience, which helps us retain existing customers and grow market share through new customer acquisition. As of March 31, 2019, 44 percent of our consumer broadband customers were on speeds of 25 Mbps or greater. Our small business strategy also centers around investing in our network. During the first quarter of 2019, we also doubled the availability of our Kinetic fiber Internet services, which provides speeds up to 1 Gbps, to approximately 100,000 business locations across 16 states.

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

Consumer & Small Business Segment Results of Operations

The following table reflects the Consumer & Small Business segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2019	2018	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$253.1	$255.1	$(2.0)	(1)
Voice-only (b)	28.6	31.4	(2.8)	(9)
Video and miscellaneous	10.3	11.4	(1.1)	(10)
Total consumer	292.0	297.9	(5.9)	(2)
Small business (c)	72.4	78.1	(5.7)	(7)
Switched access (d)	6.3	8.1	(1.8)	(22)
CAF Phase II funding and frozen federal USF (e)	45.4	46.0	(0.6)	(1)
State USF and ARM support (e)	22.1	24.2	(2.1)	(9)
End user surcharges (e)	15.5	16.7	(1.2)	(7)
Total service revenues	453.7	471.0	(17.3)	(4)
Product sales (f)	8.0	5.5	2.5	45
Total revenues and sales	461.7	476.5	(14.8)	(3)
Costs and expenses (g)	189.7	194.6	(4.9)	(3)
Segment income	$272.0	$281.9	$(9.9)	(4)

(a)	Decrease primarily reflected the effects of lower priced acquisition and customer retention rate plans aimed at improving customer churn.

(b)	Decrease was primarily attributable to lower demand for voice-only services.

(c)	Decrease was primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(d)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities. The decrease was primarily due to the effects of intercarrier compensation reform. See “Regulatory Matters” for a further discussion.

(e)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the access recovery charge (“ARC”). The decrease in state USF and ARM support in both 2019 was primarily due to the effects of intercarrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(f)	Increase was primarily due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

(g)
Decrease was primarily due to reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households. Decrease also reflects reduced labor costs attributable to workforce reductions completed in 2019 and 2018.

The following table reflects the Consumer & Small Business segment operating metrics:

	Consumer Operating Metrics:		Small Business customers (c)
(Thousands)	Households served (a)	High-speed Internet customers (b)

March 31, 2019	1,250.6	1,032.4	115.4
December 31, 2018	1,247.9	1,021.0	118.1
Increase (decrease) in customers	2.7	11.4	(2.7)

March 31, 2018	1,257.3	1,004.4	125.0
December 31, 2017	1,268.8	1,006.6	128.1
Decrease in customers	(11.5)	(2.2)	(3.1)

Year-over-Year metrics:
(Decrease) increase in customers	(6.7)	28.0	(9.6)
Percentage (decrease) increase	(1)%	3%	(8)%

(a)
Increase in the number of consumer households served was primarily attributable to the increase in high-speed Internet customers discussed below. For the three month period ended March 31, 2019, consumer households served increased by 2,700 compared to a decrease of 11,500 for the same period in 2018.

(b)
Increase in consumer high-speed Internet customers was primarily due to the improved sales and customer retention efforts primarily attributable to offering faster, more competitive speeds. As of March 31, 2019, we provided high-speed Internet service to approximately 82 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three month period ended March 31, 2019, consumer high-speed Internet customers increased by 11,400 compared to a decrease of 2,200 for the same period in 2018.

(c)
Decrease in small business customers was primarily due to competition from cable companies. For the three month period ended March 31, 2019, small business customers decreased by 2,700 compared to a decrease of 3,100 for the same period in 2018. We expect the number of small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first quarter of 2019, the Enterprise segment generated $689.7 million in revenue and $153.3 million in contribution margin.

Strategy

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN and UCaaS represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. During the first quarter of 2019, strategic sales from SD-WAN, UCaaS and other on-net services comprised 55.1 percent of our total Enterprise sales. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

Enterprise Segment Results of Operations

The following table reflects the Enterprise segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2019	2018	Amount	%
Revenues and sales:
Service revenues:
Core (a)	$323.4	$361.7	$(38.3)	(11)
Strategic (b)	63.0	43.9	19.1	44
Legacy (c)	138.6	166.1	(27.5)	(17)
Other (d)	124.1	127.9	(3.8)	*
End user surcharges	30.5	33.3	(2.8)	(8)
Total service revenues	679.6	732.9	(53.3)	(7)
Product sales	10.1	13.2	(3.1)	(23)
Total revenues and sales	689.7	746.1	(56.4)	(8)
Costs and expenses (e)	536.4	600.3	(63.9)	*
Segment income	$153.3	$145.8	$7.5	5

Note:
During the first quarter of 2019, we reclassified our Enterprise service revenues by type and class of service offering to align with our internal management reporting of this segment’s revenues and sales. Prior period information has been revised to conform with the current year presentation. These changes did not impact total revenues and sales previously reported for the Enterprise segment.

(a)
Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services. The decrease was primarily attributable to lower sales and higher churn in data and integrated services, partially offset by incremental revenues of $5.7 million attributable to acquisitions.

(b)	Strategic revenues consist of SD-WAN, UCaaS, OfficeSuite©, and associated network access products and services. Increase was primarily due to growth in these product offerings.

(c)	Legacy revenues consist of TDM voice and data services. Decrease was primarily due to lower demand for voice services.

(d)	Other revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues.

(e)
Decrease primarily due to lower interconnection expense from the continuation of network efficiency projects, reduced labor costs due to workforce reductions, lower sales and marketing costs, an overall decrease in the number of customers served.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps wave and transport services to wholesale customers, including telecom companies, content providers, and cable and other network operators. The Wholesale business segment produced $169.2 million in revenue and $113.8 million in contribution margin for the first quarter of 2019.

Strategy

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Wholesale Segment Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended March 31,		Increase (Decrease)
(Millions)	2019	2018	Amount	%
Revenues:
Service revenues:
Core wholesale (a)	$141.6	$152.8	$(11.2)	(7)
Resale (b)	17.7	18.3	(0.6)	(3)
Wireless TDM (c)	2.1	3.2	(1.1)	(34)
Switched access (d)	7.5	9.4	(1.9)	(20)
Total service revenues	168.9	183.7	(14.8)	(8)
Product sales	0.3	0.1	0.2	*
Total revenues and sales	169.2	183.8	(14.6)	(8)
Costs and expenses (e)	55.4	55.5	(0.1)	—
Segment income	$113.8	$128.3	$(14.5)	(11)

(a)
Core wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The decrease was primarily attributable to lower non-recurring revenue, lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks, partially offset by increase in long-distance usage.

(b)	Revenues represent voice and data services sold to other communications services providers on a resale basis.

(c)
Decrease was attributable to declines in special access charges for dedicated copper-based circuits as carriers migrate to fiber-based networks. We expect these revenues to be adversely impacted as wireless carriers continue to migrate traffic to fiber-based connections.

(d)	Decrease was primarily attributable to the effects of intercarrier compensation reform.

(e)
Decrease was primarily related to lower interconnection expense, reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

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

On occasion, federal and state legislation is introduced that could affect our business. Most proposed legislation of this type never becomes law. Accordingly, it is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law.

Federal Regulation and Legislation

USF Reform

In 2011, the FCC released an order (“the Order”) that established a framework for reform of federal USF. The Order established the Connect America Fund (“CAF”), which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework for broadband funding. CAF Phase I provided for continued legacy Universal Service Fund (“USF”) support frozen at 2011 levels as well as the opportunity for incremental broadband funding to numerous unserved and underserved locations. In accordance with FCC rules, Windstream certified its fulfillment of its obligations for both rounds of CAF Phase I incremental support.

In 2015, Windstream accepted CAF Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding, and such support continues for an additional six years. Windstream is obligated to offer broadband service at 10/1 Mbps (or better) to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer.

The FCC announced the winners of its CAF Phase II competitive bidding process in August 2018. Windstream was not awarded any funding, so it will continue to receive annual USF funding in New Mexico frozen at 2011 levels until the implementation of CAF Phase II award process is complete. The New Mexico frozen support will decline from $381,000 per month to $50,000 per month when the winning bidders are approved for support by the FCC, which is likely to be in the second quarter of 2019.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2018	2019	2020	2021
CAF Phase II support	$174.9	$174.9	$174.9	$174.9
Transitional Frozen USF support	2.9	—	—	—
New Mexico Frozen USF support	4.6	0.1	—	—
Total	$182.4	$175.0	$174.9	$174.9

The Rural Digital Opportunity Fund

On April 12, 2019, FCC Chairman Pai, as part of the Facilitate America’s Superiority in 5G Technology (the “5G FAST Plan”) announced his intent to create the Rural Digital Opportunity Fund (“RDOF”), which will invest $20.4 billion in rural high-speed broadband networks over the next decade. Through a reverse auction, the funds will be allocated to service providers to deliver up to gigabit-speed broadband in unserved and underserved rural areas.

RDOF is the FCC’s most significant effort to close the digital divide to date and will connect four million rural homes and small businesses to high-speed broadband networks. This fund will be the successor to the current CAF Phase II that Windstream participates in. Windstream will advocate for the development of an economically sound funding and auction structure that delivers continuing and much-needed support for further broadband expansion in rural areas.

Intercarrier Compensation

As part of the same Order reforming USF, discussed above, the FCC also reformed intercarrier compensation by establishing two recovery mechanisms that mitigate the revenue reductions resulting from the reduction and ultimate elimination of terminating access rates. First, the FCC established the access recovery charge (“ARC”), a fee which may be assessed to some of our retail customers. Second, the access recovery mechanism (“ARM”) is a form of additional federal universal service support designed to allow carriers to recover some of the revenue reductions that cannot be recovered through assessment of the ARC. Carriers are required to use ARM support to build and operate broadband networks in areas substantially unserved by an unsubsidized competitor offering fixed voice and broadband service. Our ARM support decreased incrementally from $36.4 million in 2015 to $7.7 million in 2018,with a portion of the decrease offset by increases in ARC revenues. The FCC is phasing out the ARM annually in one-third increments, beginning in July 2017, and it will be eliminated completely as of July 2019.

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

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended March 31,
(Millions)	2019	2018
Intercarrier compensation revenue and ARM support	$15.3	$19.9
Federal universal service and CAF Phase II support	$45.5	$46.0

IntraMTA Switched Access Litigation

Several of our subsidiaries are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies (IXCs) alleging that our subsidiaries may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. These suits were consolidated in a single federal district court in Texas, including a suit filed in 2016 by fifty-five Windstream subsidiaries in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. The district court dismissed Verizon and Sprint’s federal law claims in November 2015 and in March 2016, the plaintiffs were denied permission to appeal the dismissal. Verizon and Sprint’s state law claims and the defendants’ counterclaims for return of all withholdings (including those involving Windstream) continued in federal district court along with several lawsuits filed against Level 3 (another long-distance company) and became part of the consolidated case (but not involving Windstream). The parties filed summary judgment motions in March 2018, which were granted by the court on May 15, 2018. The interexchange carriers filed an appeal to the 5th Circuit Court of Appeals on June 29, 2018. On February 19, 2019, the parties began the briefing process. A Suggestion of Bankruptcy and Notice of Automatic Stay has been filed in this case but Windstream is seeking to lift the stay to allow the appeal process to proceed. The subject matter of the above suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable due to the appeal and FCC action.

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., special access and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. We incur approximately $1.3 billion in annual interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often utilize connections owned by incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.

In April 2017, the FCC adopted comprehensive reforms to its BDS rules (“BDS Order”). After an appeal by the parties, including Windstream, on August 28, 2018, the United States Court of Appeals for the 8th Circuit upheld the FCC’s rules but, based on a lack of adequate notice, it vacated and remanded the FCC’s finding that transport was sufficiently competitive to deregulate. In response to the 8th Circuit’s remand, on October 2, 2018, the FCC issued a Second Further Notice of Proposed Rulemaking on the topic of transport deregulation and requested that the 8th Circuit issue a stay of its decision vacating the transport in deference to the FCC issuing new rules regarding same. The 8th Circuit granted a stay of its decision until November 12, 2019, and as a result, we expect the FCC to issue new transport rules by that date.

Additionally, on May 4, 2018, the United States Telecommunications Association (“USTA”) filed a Petition for Forbearance Pursuant to 47 U.S.C. Sec. 160(c) to Accelerate Investment in Broadband and Next-Generation Networks with the FCC. Among other requests, USTA, on behalf of certain of its members, sought relief from the requirement to provide unbundled network elements (“UNEs”) and resale discounts to other telecommunications providers. After successful negotiations, on June 21, 2018, Windstream and the members of USTA filed an ex parte request with the FCC, outlining that they had agreed to a transition time frame for access to UNEs until February 4, 2021, during which transition time Windstream will transition customers from UNEs or otherwise negotiate rates to supersede UNE rates. The parties requested that the FCC consider this a modification of USTA’s original forbearance request. The FCC recently granted a 90-day extension for consideration of this petition, which will now be deemed granted in August 2019, if the FCC takes no further action.

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

Rural Healthcare Funding

Windstream and one of its Enterprise customers entered into an agreement pursuant to which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services was administered by the Universal Service Administrative Company (“USAC”) pursuant to the Universal Service Rural Health Care Telecommunications Program that offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, upholding its previous denial of funding. Windstream appealed the denial to the FCC in August 2018. Timing of a decision by the FCC is unknown. While the ultimate resolution and timing of any decision is not currently predictable, if there is a future adverse legal ruling against us, the ruling could result in financial exposure to Windstream for the total amounts listed above.

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 Cases with regard to this matter as it was determined it falls under a regulatory exception and is precluded from the automatic stay.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the three-month period ended March 31, 2019, we recognized $20.7 million in state USF revenue, the majority of which came from the Texas USF.These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first three months of 2019, we received $9.7 million from the large company program and $1.1 million from the small company program.

In Nebraska, our high-cost Nebraska Universal Service Fund (“NUSF”) support for 2019 will be $4.6 million of which 20 percent is allocated to ongoing maintenance and support and 80 percent is allocated to approved capital construction projects.

In 2017, New Mexico enacted a statute to reform the New Mexico State Rural Universal Service Fund (“SRUSF”). Among other things, the legislation authorizes an annual broadband fund in addition to the access replacement fund from which we will continue to receive support. Beginning in 2018, the amount of support is determined by adjusting the 2014 support amount by a carrier’s change in access line count and imputing the affordability benchmark, which is currently based on the FCC’s residential rate benchmark. We will be required to use at least 60 percent of this support to deploy and maintain broadband service in rural areas of the state. Our support for 2018 was $5.7 million and is expected to be $4.9 million in 2019.

Historically, we have received $3.4 million from the Oklahoma High Cost Fund (“OHCF”) on an annual basis. On February 8, 2018, the Oklahoma Corporation Commission issued an order phasing out the OHCF. Starting February 28, 2019, funding will be cut 25 percent per year with all funding terminating on February 28, 2022. However, in December 2018, we received notice that our application for replacement funds from the Oklahoma Universal Service Fund (“OUSF”) was approved. Accordingly, we will continue to receive $3.4 million annually from a combination of OHCF and OUSF support through February 28, 2022 and, thereafter, solely from the OUSF.

In Georgia, we entered into a settlement agreement with other carriers and staff of the Georgia Public Service Commission regarding disbursements from the Georgia Access Transition Fund for 2019 and 2020, the last two years of a ten-year funding mechanism. This settlement is a result of a proposal by some parties to dramatically reduce the funding for 2019 and 2020, which Windstream and other parties opposed. The agreement solidifies that Windstream’s funding will be $12.8 million in 2019 and approximately $12.0 million in 2020. The settlement will result in an approximate $1.4 million reduction in funding for 2019 and 2020 compared to if there were no change in the funding mechanism. The Georgia PSC approved the settlement on March 5, 2019.

Universal service reform is also possible in Pennsylvania. Windstream currently receives $13.3 million annually from that fund and cannot estimate the financial impact that would result from changes, if any.

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

“Debtor-in-Possession” Financing
On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein.
On February 26, 2019, the date that the Debtors filed a motion for the approval of the DIP Facilities with the Bankruptcy Court, which was granted (the “Effective Date”), a portion of the Term Loan Commitments in an amount equal to $300 million and a portion of the Revolving Facility in an amount equal to $100 million became available to Windstream Services. On April 16, 2019, in connection with our Second Day Hearing, Windstream Services received access to an additional $600 million of financing for a total of $1.0 billion available to us under the DIP Facilities. As of March 31, 2019, $300.0 million was outstanding under the Term Loan Facility and no borrowings were outstanding under the Revolving Facility.
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
The maturity date of the DIP Facilities is February 26, 2021. Loans under the Term Facility and the Revolving Facility will bear interest, at the option of Windstream Services, at (1) 1.50 percent plus a base rate of the highest of (i) Citibank, N.A.’s base rate, (ii) the Federal funds effective rate plus 1/2 of 1 percent and (iii) the one-month LIBOR plus 1.00 percent per annum; or (2) 2.50 percent plus LIBOR. From and after the Effective Date, a non-refundable unused commitment fee will accrue at the rate of 0.50 percent per annum on the daily average unused portion of the Revolving Facility (whether or not then available).
The DIP Credit Agreement includes usual and customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting Windstream Holdings’ and its subsidiaries’ ability to, among other things, incur additional indebtedness, create liens on assets, make investments, loans or advances, engage in mergers, consolidations, sales of assets and acquisitions, pay dividends and distributions and make payments in respect of junior or pre-petition indebtedness, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type.
The DIP Credit Agreement also includes certain customary representations and warranties, affirmative covenants and events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, certain events under ERISA, unstayed judgments in favor of a third party involving an aggregate liability in excess of $25 million, change of control, specified governmental actions having a material adverse effect or condemnation or damage to a material portion of the collateral. Certain bankruptcy-related events are also events of default, including, but not limited to, the dismissal by the Bankruptcy Court of any of the Chapter 11 Cases, the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code, the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code, the final order approving the DIP Facilities failing to have been entered within 60 days after the Petition Date and certain other events related to the impairment of the DIP Lenders’ rights or liens granted under the DIP Credit Agreement.
The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.
Historical Cash Flows

We rely largely on operating cash flows to provide for our liquidity requirements. As noted above, we also have access to and available borrowing capacity under our DIP Facilities. We have assessed our current and expected needs for funds and our current and expected sources of funds, and have determined, based on our forecasted financial results and financial condition as of March 31, 2019, that cash on hand and cash expected to be generated from operating activities, will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt service requirements, and lease payments due under the master lease agreement with Uniti. As previously discussed, we incurred a non-cash goodwill impairment charge of $2,339.0 million in the first quarter of 2019 based on the results of an interim goodwill impairment assessment. While this non-cash charge reduced our reported operating results, the charge had no effect on our immediate or near-term liquidity position. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

The following table summarizes our cash flow activities for the three months ended March 31:

(Millions)	2019	2018
Cash flows provided from (used in):
Operating activities	$218.2	$239.3
Investing activities	(197.0)	(254.8)
Financing activities	57.5	32.6
Increases in cash, cash equivalents and restricted cash	$78.7	$17.1

Our cash position increased by $78.7 million to $432.0 million at March 31, 2019, from $361.0 million at December 31, 2018, as compared to an increase of $17.1 million during the same period in 2018. Cash inflows in the three-month period ended March 31, 2019 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, and payments under our capital and long-term lease obligations.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $21.1 million in the three-month period ended March 31, 2019, as compared to the same period in 2018 primarily due to the absence of operating cash flows attributable to the sold Consumer CLEC business and incremental cash outlays of $26.1 million for reorganization items, net. Operating cash flows for the three months ended March 31, 2019 also reflect a decrease of $50.5 million attributable to no longer classifying a portion of the cash rental payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of the new leasing standard. As previously discussed, we changed the accounting for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard. These decreases were partially offset by favorable changes in working capital, primarily attributable to not paying pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2019. We expect the effects of the overall impact of the 2017 Tax Act will be favorable to us over the long-term by allowing us to extend the time frame we have to use our NOLs generated after December 31, 2017, and remain a minimal cash tax payer for the foreseeable future.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives. Cash used in investing activities decreased $57.8 million in the three-month period ended March 31, 2019, as compared to the same period in 2018, primarily due to a decrease in our capital spending, as well as the absence of cash outlays for acquisitions in 2019. Capital expenditures were $192.8 million for the three-month period ended March 31, 2019 compared to $217.6 million for the same period in 2018, a decrease of $24.8 million. Capital expenditures for the first quarter of 2018 included $9.9 million of incremental spend related to our 2017 acquisitions of EarthLink Holdings Corp. and Broadview Networks Holdings, Inc. Cash used in investing activities in the first quarter of 2018 also reflected cash paid for the MASS acquisition of $37.6 million, net of cash acquired.

Cash Flows - Financing Activities

Cash provided from financing activities was $57.5 million for the three-month period ended March 31, 2019 compared to $32.6 million for the same period in 2018. Proceeds from new issuances of debt during the first quarter of 2019 were $455.0 million, which consisted of $300.0 million of new borrowings under our DIP Facilities and additional borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. Comparatively, proceeds from new issuances of long-term debt during the first quarter of 2018 were $313.0 million, consisting of new and incremental borrowings under Windstream Services’ revolving line of credit.

Debt repayments for the three-month period ended March 31, 2019 totaled $372.4 million and primarily consisted of repayments of $370.0 million of borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. On January 3, 2019, Windstream Services repaid $312.0 million of these borrowings using proceeds received from the sale of the Consumer CLEC business. Comparatively, debt repayments for the three months ended March 31, 2018 totaled $217.1 million and primarily consisted of the one-time mandatory redemption payment of $150.0 million applicable to the 2024 Notes. The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During the first three months of 2018, Windstream Services also repaid $60.0 million of borrowings under its revolving line of credit.

Equity Distribution Agreement

On June 1, 2018, Windstream Holdings entered into an equity distribution agreement with Citigroup Global Markets Inc. (the “Sales Agent”). Under terms of the agreement, Windstream Holdings may issue and sell, from time to time to or through the Sales Agent, shares of its common stock, up to an aggregate offering price of $18.0 million.

During 2018, we issued and sold approximately 1.9 million of our common shares under the equity distribution agreement and received proceeds of approximately 12.2 million, net of commissions. Windstream utilized the proceeds to fund the cash purchase price to acquire ATC and to fund contributions to the Windstream Pension Plan.

Pension and Employee Savings Plan Contributions

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements. On January 15, 2019, we made our required quarterly employer contribution of $5.2 million in cash to the qualified pension plan. We intend to fund the remaining 2019 contributions using cash. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2019 totaling $0.8 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution. Comparatively, in March 2018, we contributed 3.4 million shares of our common stock with a value of $26.9 million to the plan for the 2017 annual matching contribution.

Shareholder Rights Plan

On May 12, 2016, our shareholders ratified a shareholder rights plan, previously adopted by Windstream Holdings’ board of directors on September 17, 2015. The plan is designed to protect our NOLs from the effect of limitations imposed by federal and state tax rules following a change in the ownership of our stock. This plan was designed to deter an “ownership change” (as defined in IRC Section 382) from occurring, and therefore protect our ability to utilize our federal and state net operating loss carry forwards in the future.  A person or group of affiliated or associated persons may cause the rights under the plan to become exercisable if such person or group is or becomes the beneficial owner of 4.90 percent or more of the “outstanding shares” of Windstream Holdings common stock other than as a result of repurchases of stock by Windstream Holdings, dividends or distributions by Windstream Holdings or certain inadvertent actions by Windstream Holdings’ stockholders. For purposes of calculating percentage ownership under the plan, “outstanding shares” of common stock include all of the shares of common stock actually issued and outstanding. Beneficial ownership is determined as provided in the rights plan and generally includes, without limitation, any ownership of securities a person would be deemed to actually or constructively own for purposes of Section 382 of the IRC or the Treasury Regulations promulgated thereunder.
The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream Holdings common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs. Such determination will be made in the sole and absolute discretion of the board of directors, upon request by any person prior to the date upon which such person would otherwise become the beneficial owner of 4.90 percent or more of the outstanding shares of Windstream Holdings common stock. In addition, if the board of directors determines in good faith that a person has inadvertently become the beneficial owner of 4.90 percent or more of the outstanding shares of Windstream Holdings common stock, and such person divests as promptly as practicable a sufficient number of shares of common stock so that such person beneficially owns less than 4.90 percent, then such person will not cause the rights under the plan to become exercisable. The Rights Plan was amended by the Amendment No. 1 to Rights Agreement, dated November 5, 2016, to confirm that any EarthLink shareholder that became a 4.90 percent or greater shareholder of the combined company as a result of the merger is exempt and the ownership does not trigger implementation of the Rights Plan unless the shareholder acquires additional shares of common stock. This summary description of the rights plan does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of September 17, 2015, by and between Windstream Holdings and Computershare Trust Company, N.A., as Rights Agent, filed as an exhibit to the Windstream Holdings’ Annual Report on Form 10-K for the year ended December 31, 2015.
On August 7, 2018, we amended the plan to extend its term to September 17, 2021.

Debt and Dividend Capacity

Windstream Holdings has no debt obligations. All of our debt, including the facility described below, has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt. As of March 31, 2019, we had $5,863.2 million in debt outstanding, which has been classified as current or liabilities subject to compromise in the accompanying consolidated balance sheet (see Note 4).
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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At March 31, 2019, Windstream Services was in default of certain of its debt covenants and restrictions due to the adverse court ruling and filing of the Chapter 11 Cases, as further discussed below.

As further discussed in Note 17, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (the “2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice primarily alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti did not comply with the Sale and Leaseback covenant under the 2013 Indenture. As previously noted, on February 16, 2019, Judge Jessie Furman ruled in favor of the noteholder on this point.

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

Additionally, during the fourth quarter of 2017, Windstream Services completed consent solicitations with respect to its 2020 Notes, 2021 Notes, 2022 Notes, April 2023 Notes and the existing 6.375 percent 2023 Notes (collectively “the Windstream Services Notes”), pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti.

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

Credit Ratings

As of May 15, 2019, Moody’s Investors Service and Fitch Ratings had granted the following rating on our DIP facility:

Description	Moody’s	Fitch
DIP facility (a)	Baa3	BBB-

(a)	Represents senior secured, superpriority debtor-in-possession credit facilities consisting of a term loan and revolving credit facility.

As a result of the filing of the Chapter 11 Cases, the rating agencies ceased issuing ratings on Windstream Services’ other secured and unsecured debt obligations.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

Following the filing of the Chapter 11 Cases and issuance of $300.0 million under the senior secured, superpriority debtor-in-possession term loan, our contractual obligations and commitments changed from December 31, 2018. The table below presents our principal and interest payments on our debtor-in-possession term loan, interest payments on our long-term debt not classified as liabilities subject to compromise and operating lease obligations as of March 31, 2019.

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Principal payment on debtor-in-possession term loan facility	$—	$300.0	$—	$—	$300.0
Interest payments on debtor-in-possession term loan facility	15.5	13.8	—	—	29.3
Interest payments on long-term debt not reclassified as liabilities subject to compromise	413.1	600.6	452.9	263.9	1,730.5
Operating leases (a)	798.1	1,521.7	1,458.8	4,315.8	8,094.4
Total	$1,226.7	$2,436.1	$1,911.7	$4,579.7	$10,154.2

(a)
Operating leases include non-cancellable operating leases, consisting principally of our lease with Uniti as well as leases of network facilities, real estate, office space and office equipment. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected in our Chapter 11 Cases. Therefore, obligations as currently quantified in the table above are subject to change.

Reconciliation of Non-GAAP Financial Measures

From time to time, we will reference certain non-GAAP measures in our filings including a non-GAAP measure entitled operating income before depreciation and amortization (“OIBDA”). OIBDA can be calculated directly from our consolidated financial statements prepared in accordance with GAAP by taking operating (loss) income and adding back goodwill impairment and depreciation and amortization expense. Management considers OIBDA to be useful to investors as we believe it provides for comparability and evaluation of our ongoing operating performance and trends by excluding the impact of non-cash depreciation and amortization from capital investments and non-cash goodwill impairment charges which are not indicative of our ongoing operating performance. Management’s purpose for including these measures is to provide investors with measures of performance that management uses in evaluating the performance of the business. These non-GAAP measures should not be considered in isolation or as a substitute for measures of financial performance reported under GAAP.

Following is a reconciliation of a non-GAAP financial measure titled OIBDA to the most closely related financial measure reported under GAAP referenced in this filing.

	Three Months Ended March 31,
(Millions)	2019	2018
Operating (loss) income	$(2,381.3)	$69.0
Depreciation and amortization	271.5	381.8
Goodwill impairment	2,339.0	—
OIBDA	$229.2	$450.8

Critical Accounting Policies and Estimates

Goodwill

As further discussed in Note 3 to the consolidated financial statements, during the first quarter of 2019 we performed a quantitative goodwill impairment test comparing the fair value to carrying value for each or our three reporting units consisting of Consumer & Small Business, Enterprise and Wholesale, which is consistent with how we defined our three reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate. We estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Based on the results of our quantitative analysis, we recorded an impairment of all remaining goodwill in our Consumer & Small Business reporting unit of $903.4 million, an impairment of all remaining goodwill in our Enterprise reporting unit of $996.2 million, and an impairment of goodwill in our Wholesale reporting unit of $439.4 million, representing the excess of the carrying value from each reporting unit’s fair value.

Fair value determinations of our reporting units require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the interim and annual goodwill impairment tests will prove to be an accurate prediction of future results. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of our reporting units may include such items as: (i) a decrease in expected future cash flows due to decreases in sales and/or increases in costs that could significantly impact our immediate and long-range results, and an inability to successfully achieve our cost savings targets, (ii) higher than expected customer churn as the result of competition, (iii) sensitivity to market multiples; and (iv) adverse changes as a result of regulatory or legislative actions.

Based on known facts and circumstances, we evaluate and consider recent events and uncertain items, as well as related potential implications, as part of our annual assessment and incorporate into the analyses as appropriate. These facts and circumstances are subject to change and may impact future analyses.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Excluding goodwill impairment discussed above, these critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the three-month period ended March 31, 2019.

Recently Adopted Authoritative Guidance

During the first quarter of 2019, we adopted the following authoritative guidance:

•	Leases

•	Derivatives and Hedging

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes, and future filings on Form 10-K, Form 10-Q and Form 8-K and future oral and written statements by us and our management may include, certain forward-looking statements. We claim the protection of the safe-harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for this for this Quarterly Report on Form 10-Q.

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

A wide range of factors could cause actual results to differ materially from those contemplated in our forward-looking statements, including, but not limited to:

•	risks and uncertainties relating to the Chapter 11 Cases, including completion of our Chapter 11 Cases;

•	our ability to pursue our business strategies during the pendency of the Chapter 11 Cases;

•	our ability to generate sufficient cash to fund our operations during the pendency of the Chapter 11 Cases;

•	our ability to propose and implement a business plan;

•	the diversion of management's attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	our ability to obtain Bankruptcy Court approval with respect to our motions filed in the Chapter 11 Cases from time to time;

•	our ability to continue as a going concern;

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	the conditions to which our debtor-in-possession financing is subject to and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;

•	our ability to obtain confirmation of a Chapter 11 plan of reorganization and the effective date of any confirmed plan;

•	the impact of a protracted restructuring on our business;

•	the impact of any challenge by creditors or other parties to previously completed transactions;

•	risks associated with third-party motions in the Chapter 11 Cases;

•	the potential adverse effects of the Chapter 11 Cases on our liquidity or results of operations and increased legal and other professional costs necessary to execute our reorganization;

•	trading price and volatility of our common stock, including the stock trading on the OTC Pink Sheets as maintained by the OTC Market Group, Inc.;

•	our substantial debt could adversely affect our cash flow and impair our ability to raise additional capital on favorable terms;

•	the cost savings and expected synergies from the mergers with EarthLink and Broadview may not be fully realized or may take longer to realize than expected;

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

•
unfavorable rulings by state public service commissions in current and further proceedings regarding universal service funds, intercarrier compensation or other matters that could reduce revenues or increase expenses;

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

•
other risks and uncertainties referenced from time to time in our Annual Report on Form 10-K for the year ended December 31, 2018, including those additional factors under “Risk Factors” in Item 1A of Part 1, and in other filings of ours with the SEC at www.sec.gov or not currently known to us or that we do not currently deem to be material.

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

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged under Windstream Services’ senior secured credit facility. Prior to the filing of the Chapter 11 Cases, Windstream Services entered into interest rate swap agreements to obtain a targeted mixture of variable and fixed interest rate debt such that the portion of debt subject to variable rates did not exceed 25 percent of our total debt outstanding. Windstream Services did not enter into interest rate swap agreements, or other derivative financial instruments, for trading or speculative purposes.

Prior to the filing of the Chapter 11 Cases, Windstream Services had entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps were scheduled to mature on October 17, 2021. The hedging relationships were expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. Following the filing of the Chapter 11 Cases, the bank counterparties exercised their rights to terminate the interest rate swaps. See Note 6 to the consolidated financial statements.

As of March 31, 2019 and 2018, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $2,850.9 million and $1,415.3 million, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have reduced annual pre-tax earnings by approximately $28.5 million and $14.2 million for the three-month period ended March 31, 2019 and 2018, respectively. Actual results may differ from this estimate.

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

During the first quarter of 2019, we completed the implementation of internal controls designed to address the accounting and financial reporting impacts of the new leasing standard, which we adopted on a modified retrospective basis effective January 1, 2019. Except for any changes in our internal control over financial reporting related to the  implementation of the new leasing standard, there were no other changes in our internal control over financial reporting during the first three months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the first quarter of 2019, we completed the implementation of internal controls designed to address the accounting and financial reporting impacts of the new leasing standard, which we adopted on a modified retrospective basis effective January 1, 2019. Except for any changes in our internal control over financial reporting related to the  implementation of the new leasing standard, there were no other changes in our internal control over financial reporting during the first three months of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, on October 18, 2017, Windstream Services launched debt exchange offers with respect to its senior notes, including the 6.375 percent notes, and on October 31, 2017, learned that holders representing the requisite percentage of the 6.375 percent notes needed to waive the defaults alleged in the Original Notice would be received. On November 6, 2017, Windstream Services and the Trustee executed a supplemental indenture, and new 6.375 percent notes were issued, which gave effect to the waivers and consents for the 6.375 percent notes. During the fourth quarter of 2017, Windstream Services also completed consent solicitations with respect to each of its series of outstanding notes, pursuant to which noteholders agreed to waive alleged defaults with respect to the transactions related to the spin-off of Uniti and amend the indentures governing such notes to give effect to such waivers and amendments.

After conducting a trial in July 2018, on February 15, 2019, Judge Jessie Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off, invalidating the 2017 exchange and consent transactions, and found that the trustee under the 2013 Indenture and/or Aurelius was entitled to a judgment, specifically:

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

On March 1, 2019, Judge Furman issued an Order that he cannot enter a final judgment due to the Automatic Stay imposed by the filing of the Chapter 11 Cases. The matter has been administratively closed subject to the right of any party to move to reopen it within twenty-one (21) days of the conclusion of the Chapter 11 Cases or the lifting or modification of the automatic stay.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed Chapter 11 Cases in the Bankruptcy Court.

On February 26, 2019, Windstream had its First Day hearing in the United States Bankruptcy Court for the Southern District of New York. At that hearing, the presiding judge approved the motions necessary to allow Windstream to continue its ongoing operations without interruption. Windstream was also granted approval to access up to $400.0 million of the $1.0 billion in new financing it received to support its business. On April 16, 2019, Windstream had its Second Day Hearing where it received $600.0 million of additional financing for a total of $1.0 billion available to us under the DIP facilities. All of Windstream’s interim motions were finalized without significant objection.

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the fourth quarter of 2018 in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. Additionally, Windstream received a shareholder demand letter in the fourth quarter of 2018 related to the EarthLink merger. All four of the complaints and demand letter contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading.

Suggestions of Bankruptcy and Notices of the Automatic Stay have been filed with regard to the Murray, Yadegarian and Graham cases, but the Plaintiffs are challenging the applicability of the stay with regard to non-debtor defendants. Windstream has filed an adversary proceeding motion with the Bankruptcy Court regarding this challenge. A hearing on the motion is set for June 17, 2019.

We believe that we have valid defenses for each of the lawsuits, and we plan to vigorously defend the pursuit of all matters. While the ultimate resolution of the matters is not currently predictable, if there is an adverse ruling in any of these matters, the ruling could constitute a material adverse outcome on the future consolidated results of our income, cash flows, or financial condition.

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 cases with regard to this matter as it was determined it would fall under a regulatory exception and is precluded from the automatic stay.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019.

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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)
May 15, 2019	May 15, 2019