Form 10-Q
period 2019-06-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2020-05-19
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act: NONE

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

As of May 14, 2020, 43,018,736 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Revenues and sales:
Service revenues	$1,270.2	$1,424.6	$2,572.4	$2,860.0
Product sales	16.3	19.8	34.7	38.7
Total revenues and sales	1,286.5	1,444.4	2,607.1	2,898.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	852.1	722.8	1,713.2	1,459.7
Cost of products sold	15.2	18.2	32.1	35.0
Selling, general and administrative	185.9	224.5	384.2	453.3
Depreciation and amortization	276.0	370.7	547.5	752.5
Goodwill impairment	373.3	—	2,712.3	—
Merger, integration and other costs	0.8	14.1	5.4	21.4
Restructuring charges	6.1	5.8	16.6	19.5
Total costs and expenses	1,709.4	1,356.1	5,411.3	2,741.4
Operating (loss) income	(422.9)	88.3	(2,804.2)	157.3
Other (expense) income, net	(9.2)	12.0	(10.2)	9.7
Reorganization items, net	(85.4)	—	(190.3)	—
Interest expense (contractual interest for the three and six months ended June 30, 2019 of $130.3 and $236.5, respectively)	(80.8)	(224.4)	(172.7)	(447.5)
Loss before income taxes	(598.3)	(124.1)	(3,177.4)	(280.5)
Income tax benefit	54.2	30.4	323.0	65.4
Net loss	$(544.1)	$(93.7)	$(2,854.4)	$(215.1)
Basic and diluted loss per share:
Net loss	($12.76)	($2.30)	($66.98)	($5.51)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Net loss	$(544.1)	$(93.7)	$(2,854.4)	$(215.1)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized gains (losses) on designated interest rate swaps	—	4.9	(3.2)	19.7
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	(3.0)	0.8	(4.2)	1.7
Income tax benefit (expense)	0.8	(1.5)	1.9	(5.5)
Change in interest rate swaps	(2.2)	4.2	(5.5)	15.9
Pension and postretirement plans:
Prior service credit arising during the period	—	2.7	—	2.7
Change in net actuarial (loss) gain for employee benefit plans	(0.2)	5.4	(0.2)	5.4
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	—	—	0.1
Amortization of prior service credits	(0.3)	(1.3)	(0.7)	(2.6)
Income tax benefit (expense)	0.1	(0.9)	0.2	(0.6)
Change in pension and postretirement plans	(0.4)	5.9	(0.7)	5.0
Other comprehensive (loss) income	(2.6)	10.1	(6.2)	20.9
Comprehensive loss	$(546.7)	$(83.6)	$(2,860.6)	$(194.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$462.7	$355.7
Restricted cash	7.8	5.3
Accounts receivable (less allowance for doubtful
accounts of $49.7 and $24.8, respectively)	573.5	653.1
Inventories	76.6	82.4
Prepaid expenses and other	218.6	159.7
Total current assets	1,339.2	1,256.2
Goodwill	61.4	2,773.7
Other intangibles, net	1,152.7	1,213.1
Net property, plant and equipment	3,569.0	4,920.9
Operating lease right-of-use assets	4,125.5	—
Other assets	79.5	94.0
Total Assets	$10,327.3	$10,257.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$500.0	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	241.5	503.6
Advance payments	163.1	180.6
Accrued taxes	59.1	87.4
Other current liabilities	184.3	387.7
Total current liabilities	1,148.0	11,457.7
Deferred income taxes	—	104.3
Other liabilities	26.0	615.2
Liabilities subject to compromise	10,919.7	—
Total liabilities	12,093.7	12,177.2
Commitments and Contingencies (See Note 16)
Shareholders’ Deficit:
Common stock, $.0001 par value, 75.0 shares authorized,
43.0 and 42.9 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,250.9	1,250.4
Accumulated other comprehensive income	29.4	35.6
Accumulated deficit	(3,046.7)	(3,205.3)
Total shareholders’ deficit	(1,766.4)	(1,919.3)
Total Liabilities and Shareholders’ Deficit	$10,327.3	$10,257.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,854.4)	$(215.1)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	547.5	752.5
Provision for doubtful accounts	42.8	15.2
Share-based compensation expense	0.3	18.4
Non-cash reorganization items, net	55.9	—
Deferred income taxes	(322.2)	(64.7)
Goodwill impairment	2,712.3	—
DIP Facility issuance costs expensed	23.4	—
Other, net	14.4	4.3
Changes in operating assets and liabilities, net
Accounts receivable	(22.8)	5.8
Prepaid expenses and other	(82.3)	2.6
Accounts payable	197.2	17.2
Accrued interest	(10.0)	9.9
Accrued taxes	(8.1)	(9.3)
Other current liabilities	(8.4)	(18.7)
Other liabilities	8.9	7.0
Other, net	(0.6)	14.6
Net cash provided from operating activities	293.9	539.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(407.4)	(406.3)
Acquisition, net of cash acquired	—	(37.6)
Other, net	(8.3)	(8.8)
Net cash used in investing activities	(415.7)	(452.7)
Cash Flows from Financing Activities:
Proceeds from stock issuance	—	11.1
Repayments of debt and swaps	(372.4)	(413.1)
Proceeds from debt issuance	655.0	450.0
Debt issuance costs	(23.4)	(11.6)
Payments under long-term lease obligations	—	(91.4)
Payments under finance and capital lease obligations	(27.2)	(27.7)
Other, net	(0.7)	(2.4)
Net cash provided from (used in) financing activities	231.3	(85.1)
Increase in cash, cash equivalents and restricted cash	109.5	1.9
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4
End of period	$470.5	$45.3
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$184.6	$428.9
Income taxes (refunded) paid, net	$—	$(15.1)
Reorganization items paid	$76.2	$—

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,250.4	$35.6	$(3,205.3)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 1)	—	—	3,013.0	3,013.0
Net loss	—	—	(2,310.3)	(2,310.3)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Change in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.3)	(2,313.9)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Balance at March 31, 2019	$1,252.4	$32.0	$(2,502.6)	$(1,218.2)
Net loss	—	—	(544.1)	(544.1)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.4)	—	(0.4)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.2)	—	(2.2)
Changes in designated interest rate swaps	—	—	—	—
Comprehensive loss	—	(2.6)	(544.1)	(546.7)
Share-based compensation	(1.6)	—	—	(1.6)
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at June 30, 2019	$1,250.9	$29.4	$(3,046.7)	$(1,766.4)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Net loss	—	—	(121.4)	(121.4)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(0.9)	—	(0.9)
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Changes in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.4)	(110.6)
Share-based compensation	4.3	—	—	4.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Balance at March 31, 2018	$1,228.9	$33.9	$(2,600.0)	$(1,337.2)
Net loss	—	—	(93.7)	(93.7)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	5.9	—	5.9
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.5	—	0.5
Changes in designated interest rate swaps	—	3.7	—	3.7
Comprehensive income (loss)	—	10.1	(93.7)	(83.6)
Share-based compensation	3.1	—	—	3.1
Stock issued under equity distribution agreement	11.1	—	—	11.1
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at June 30, 2018	$1,243.2	$44.0	$(2,693.7)	$(1,406.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Revenues and sales:
Service revenues	$1,270.2	$1,424.6	$2,572.4	$2,860.0
Product sales	16.3	19.8	34.7	38.7
Total revenues and sales	1,286.5	1,444.4	2,607.1	2,898.7
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	852.1	722.8	1,713.2	1,459.7
Cost of products sold	15.2	18.2	32.1	35.0
Selling, general and administrative	185.4	223.8	383.3	452.1
Depreciation and amortization	276.0	370.7	547.5	752.5
Goodwill impairment	373.3	—	2,712.3	—
Merger, integration and other costs	0.8	14.1	5.4	21.4
Restructuring charges	6.1	5.8	16.6	19.5
Total costs and expenses	1,708.9	1,355.4	5,410.4	2,740.2
Operating (loss) income	(422.4)	89.0	(2,803.3)	158.5
Other (expense) income, net	(9.2)	12.0	(10.2)	9.7
Reorganization items, net	(85.4)	—	(190.3)	—
Interest expense (contractual interest for the three and six months ended June 30, 2019 of $130.3 and $236.5, respectively)	(80.8)	(224.4)	(172.7)	(447.5)
Loss before income taxes	(597.8)	(123.4)	(3,176.5)	(279.3)
Income tax benefit	54.1	30.2	322.8	65.1
Net loss	$(543.7)	$(93.2)	$(2,853.7)	$(214.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Net loss	$(543.7)	$(93.2)	$(2,853.7)	$(214.2)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized gains (losses) on designated interest rate swaps	—	4.9	(3.2)	19.7
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	(3.0)	0.8	(4.2)	1.7
Income tax benefit (expense)	0.8	(1.5)	1.9	(5.5)
Change in interest rate swaps	(2.2)	4.2	(5.5)	15.9
Pension and postretirement plans:
Prior service credit arising during the period	—	2.7	—	2.7
Change in net actuarial (loss) gain for employee benefit plans	(0.2)	5.4	(0.2)	5.4
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	—	—	0.1
Amortization of prior service credits	(0.3)	(1.3)	(0.7)	(2.6)
Income tax benefit (expense)	0.1	(0.9)	0.2	(0.6)
Change in pension and postretirement plans	(0.4)	5.9	(0.7)	5.0
Other comprehensive (loss) income	(2.6)	10.1	(6.2)	20.9
Comprehensive loss	$(546.3)	$(83.1)	$(2,859.9)	$(193.3)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$462.7	$355.7
Restricted cash	7.8	5.3
Accounts receivable (less allowance for doubtful
accounts of $49.7 and $24.8, respectively)	573.5	653.1
Inventories	76.6	82.4
Prepaid expenses and other	218.6	159.7
Total current assets	1,339.2	1,256.2
Goodwill	61.4	2,773.7
Other intangibles, net	1,152.7	1,213.1
Net property, plant and equipment	3,569.0	4,920.9
Operating lease right-of-use assets	4,125.5	—
Other assets	79.5	94.0
Total Assets	$10,327.3	$10,257.9
Liabilities and Member Deficit
Current Liabilities:
Current portion of long-term debt	$500.0	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	241.5	503.6
Advance payments	163.1	180.6
Accrued taxes	59.1	87.4
Other current liabilities	184.3	387.7
Total current liabilities	1,148.0	11,457.7
Deferred income taxes	—	104.3
Other liabilities	26.0	615.2
Liabilities subject to compromise	10,919.7	—
Total liabilities	12,093.7	12,177.2
Commitments and Contingencies (See Note 16)
Member Deficit:
Additional paid-in capital	1,244.0	1,244.2
Accumulated other comprehensive income	29.4	35.6
Accumulated deficit	(3,039.8)	(3,199.1)
Total member deficit	(1,766.4)	(1,919.3)
Total Liabilities and Member Deficit	$10,327.3	$10,257.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,853.7)	$(214.2)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	547.5	752.5
Provision for doubtful accounts	42.8	15.2
Share-based compensation expense	0.3	18.4
Non-cash reorganization items, net	55.9	—
Deferred income taxes	(322.2)	(64.7)
Goodwill impairment	2,712.3	—
DIP Facility issuance costs expensed	23.4	—
Other, net	14.4	4.3
Changes in operating assets and liabilities, net
Accounts receivable	(22.8)	5.8
Prepaid expenses and other	(82.3)	2.6
Accounts payable	197.2	17.2
Accrued interest	(10.0)	9.9
Accrued taxes	(8.1)	(9.3)
Other current liabilities	(8.2)	(18.6)
Other liabilities	8.9	7.0
Other, net	(0.6)	14.6
Net cash provided from operating activities	294.8	540.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(407.4)	(406.3)
Acquisition, net of cash acquired	—	(37.6)
Other, net	(8.3)	(8.8)
Net cash used in investing activities	(415.7)	(452.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(0.9)	(1.0)
Contributions from Windstream Holdings, Inc.	—	11.1
Repayments of debt and swaps	(372.4)	(413.1)
Proceeds from debt issuance	655.0	450.0
Debt issuance costs	(23.4)	(11.6)
Payments under long-term lease obligations	—	(91.4)
Payments under finance and capital lease obligations	(27.2)	(27.7)
Other, net	(0.7)	(2.4)
Net cash provided from (used in) financing activities	230.4	(86.1)
Increase in cash, cash equivalents and restricted cash	109.5	1.9
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4
End of period	$470.5	$45.3
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$184.6	$428.9
Income taxes (refunded) paid, net	$—	$(15.1)
Reorganization items paid	$76.2	$—

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,244.2	$35.6	$(3,199.1)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 1)	—	—	3,013.0	3,013.0
Net loss	—	—	(2,310.0)	(2,310.0)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Change in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.0)	(2,313.6)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Distributions payable to Windstream Holdings, Inc.	(0.3)	—	—	(0.3)
Balance at March 31, 2019	$1,245.9	$32.0	$(2,496.1)	$(1,218.2)
Net loss	—	—	(543.7)	(543.7)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.4)	—	(0.4)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.2)	—	(2.2)
Changes in designated interest rate swaps	—	—	—	—
Comprehensive loss	—	(2.6)	(543.7)	(546.3)
Share-based compensation	(1.6)	—	—	(1.6)
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at June 30, 2019	$1,244.0	$29.4	$(3,039.8)	$(1,766.4)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Net loss	—	—	(121.0)	(121.0)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(0.9)	—	(0.9)
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Changes in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.0)	(110.2)
Contributions from Windstream Holdings, Inc.:
Stock issued for pension contribution	5.8	—	—	5.8
Stock contribution to employee savings plan	28.3	—	—	28.3
Share-based compensation	4.3	—	—	4.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at March 31, 2018	$1,223.7	$33.9	$(2,594.8)	$(1,337.2)
Net loss	—	—	(93.2)	(93.2)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	5.9	—	5.9
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.5	—	0.5
Changes in designated interest rate swaps	—	3.7	—	3.7
Comprehensive income (loss)	—	10.1	(93.2)	(83.1)
Contributions from Windstream Holdings, Inc.:
Stock issued under equity distribution agreement	11.1	—	—	11.1
Share-based compensation	3.1	—	—	3.1
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Distributions payable to Windstream Holdings, Inc.	(0.5)	—	—	(0.5)
Balance at June 30, 2018	$1,237.5	$44.0	$(2,688.0)	$(1,406.5)
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

Recent Accounting Standards

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

Exclusive of our contractual arrangement with Uniti Group, Inc. (“Uniti”) described below, our existing operating lease portfolio primarily consists of fiber, colocation, real estate and equipment leases. Upon adoption of this standard, we recorded an additional lease liability of $408.4 million attributable to our operating leases based on the present value of the remaining minimum lease payments with an increase to leased assets or right-of-use assets of $382.5 million in our consolidated balance sheet. Included in the operating right-of-use assets is $6.6 million of previously recorded prepaid rent and $6.7 million in deferred rent arising from non-level rent payments. The difference between these amounts was recorded as an adjustment to our accumulated deficit.

We also recorded a cumulative effect adjustment of approximately $3.0 billion decreasing our accumulated deficit due to reassessing the accounting treatment of our arrangement with Uniti and certain of its subsidiaries. The transaction with Uniti had been accounted for as a failed spin-leaseback financing arrangement for financial reporting purposes due to prohibited continuing involvement. Under ASU 2016-02, the previous forms of prohibited continuing involvement no longer preclude the application of spin-leaseback accounting to the contractual arrangement. As a result, we de-recognized the remaining net book value of assets transferred to Uniti of approximately $1.3 billion, recognized a right-of-use asset of approximately $3.9 billion equaling the adjusted Uniti liability, which decreased by $0.7 billion and recorded a deferred tax liability of approximately $0.3 billion in accordance with the standard’s transition guidance as this arrangement is now accounted for as an operating lease.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

During the second quarter of 2019, management identified an immaterial error in the cumulative effect adjustment recorded related to Windstream’s adoption of ASU 2016-02. Specifically, the net book value of certain assets transferred to Uniti had not been properly de-recognized as of January 1, 2019, resulting in an overstatement of net property, plant and equipment of $33.8 million, an overstatement of deferred income tax liabilities of $8.5 million and an overstatement of the cumulative effect adjustment recorded to accumulated deficit of $25.3 million. The accompanying consolidated statement of shareholders’ deficit for the period January 1, 2019 to March 31, 2019 has been revised to correct for this error. As a result, the cumulative effect adjustment for the adoption of ASU 2016-02 changed from the previously reported amount of $3,038.3 million to $3,013.0 million.

In adopting ASU 2016-02, we also reassessed our accounting treatment for the December 2018 sale of certain fiber assets in Minnesota to Arvig Enterprises, Inc. accounted for as a financing transaction due to our continuing involvement. ASU 2016-02 no longer precludes partial sale recognition. As a result, we de-recognized $7.5 million net book value for the portion of the fiber assets Windstream no longer controls and the related $41.5 million financing lease obligation. The difference between these amounts was recorded as an adjustment to our accumulated deficit.

The following table presents the cumulative effect of the changes made to our consolidated balance sheet at December 31, 2018:

(Millions)	December 31, 2018	ASU 2016-02 Adjustments	January 1, 2019
Assets
Prepaid expenses and other	$159.7	$(0.7)	$159.0
Net property, plant and equipment	$4,920.9	$(1,306.7)	$3,614.2
Operating lease right-of-use assets	$—	$4,239.1	$4,239.1
Other assets	$94.0	$(5.9)	$88.1
Liabilities
Current portion of long-term lease obligations	$4,570.3	$(4,570.3)	$—
Current portion of operating lease obligations	$—	$3,947.8	$3,947.8
Other current liabilities	$387.7	$(15.4)	$372.3
Deferred income taxes	$104.3	$292.3	$396.6
Operating lease obligations	$—	$317.2	$317.2
Other liabilities	$615.2	$(58.8)	$556.4
Accumulated deficit	$(3,205.3)	$3,013.0	$(192.3)

Due in part to recording the $3.0 billion cumulative effect adjustment to equity presented above and the resulting increase in the carrying value of our reporting units, we recorded a pre-tax goodwill impairment charge of $2.3 billion in the first quarter of 2019. See Note 3 for additional information pertaining to the goodwill impairment charge.

The impact of adoption of ASU 2016-02 on our 2019 consolidated statement of operations is as follows:

	Three Months Ended June 30, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Costs and expenses
Cost of services	$683.2	$168.9	$852.1
Depreciation and amortization	$359.4	$(83.4)	$276.0
Interest expense	$193.2	$(112.4)	$80.8
Income tax benefit (expense)	$61.0	$(6.8)	$54.2
Net (loss) income	$(564.2)	$20.1	$(544.1)

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

	Six Months Ended June 30, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Costs and expenses
Cost of services	$1,375.5	$337.7	$1,713.2
Depreciation and amortization	$714.3	$(166.8)	$547.5
Interest expense	$398.8	$(226.1)	$172.7
Income tax benefit (expense)	$336.9	$(13.9)	$323.0
Net (loss) income	$(2,895.7)	$41.3	$(2,854.4)

As presented in the tables above, the increases in cost of services were due to the recognition of annual straight-line expense attributable to the contractual arrangement with Uniti. The decreases in depreciation expense resulted from de-recognizing the remaining net book value of network assets transferred to Uniti and the decreases in interest expense were due to no longer accounting for the contractual arrangement with Uniti as a failed spin-leaseback financing arrangement.

As a result of the change in accounting for our arrangement with Uniti from a financing to an operating lease, our consolidated statement of cash flows for the six months ended June 30, 2019 reflected a decrease in operating cash flows of $102.8 million attributable to no longer classifying a portion of the cash rental payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of ASU 2016-02, as well as a reduction in reported cash paid for interest of $226.1 million.

See Note 5 for additional disclosures about the nature of our leases, including significant terms and conditions, total lease costs, maturity of lease liabilities and receivables reconciled to the consolidated balance sheet, weighted-average remaining lease term, weighted-average discount rate, cash paid for amounts and significant rights and obligations under leases that have not commenced.

Derivatives and Hedging - Change in Benchmark Interest Rate - In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (“SOFR”) Overnight Index Swap (“OIS”) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2018-16”).This standard adds the OIS rate based on SOFR as an eligible benchmark interest rate for purposes of applying hedge accounting. SOFR is the preferred alternative reference rate to the London Interbank Offered Rate (“LIBOR”). As permitted, we early adopted ASU 2017-12 effective January 1, 2019 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

Financial Instruments - Credit Losses – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This new standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 was effective for annual and interim reporting periods beginning after December 15, 2019. We adopted ASU 2016-13 using the modified retrospective transition method effective January 1, 2020. Upon adoption, we recorded a cumulative effect adjustment of approximately $1.8 million, net of tax, increasing our accumulated deficit.

Implementation Costs in Cloud Computing Arrangements - In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). This standard requires entities that are customers in cloud computing arrangements to defer implementation costs if they would be capitalized by the entity in software licensing arrangements under the internal-use software guidance. The service element of a hosting arrangement will continue to be expensed as incurred. The guidance was effective for annual and interim reporting periods beginning after December 15, 2019 and may be applied retrospectively or prospectively to implementation costs incurred after the date of adoption. We adopted ASU 2018-15 on a prospective basis effective January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

Supplemental Guarantor Financial Information - During the second quarter of 2019, we early adopted the SEC’s final rules that amended the financial statement disclosure requirements for subsidiary issuers and guarantors of registered debt securities under Rule 3-10 of Regulation S-X. The final rule simplified the disclosure requirements related to our registered unsecured debt securities and permitted the simplified disclosure to be included within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recently Issued Authoritative Guidance

Income Taxes - In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The standard intends to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by amending existing guidance to improve consistent application in financial statements. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is January 1, 2021 for us, with early adoption permitted. We are currently in the process of evaluating the impacts of this guidance on our consolidated financial statements and related income tax disclosures.

2. Chapter 11 Filing, Going Concern and Other Related Matters:

Chapter 11 Filing
On February 15, 2019, Judge Jesse Furman of the United States District Court for the Southern District of New York issued findings of fact and conclusions of law in litigation relating to a noteholder’s allegations that our spin-off of certain assets in 2015 into a publicly-traded real estate investment trust resulted in one or more defaults of certain covenants under one of Windstream Services’ existing indentures. The findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and remaining obligations under the contractual arrangement with Uniti. In addition, the findings resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the contractual arrangement with Uniti were classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

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

Uniti Arrangement

The acceleration of the 2023 Notes resulted in an event of default under the contractual arrangement with Uniti but no default notice has been received. Upon an event of default, remedies available to Uniti include terminating the contractual arrangement and requiring us to transfer the business operations we conduct on the telecommunication network assets so terminated (with limited exceptions) to a successor party for fair market value pursuant to a process set forth in the contractual arrangement, dispossessing us from the telecommunication network assets, and/or collecting monetary damages for the breach (including payment acceleration), electing to leave the contractual arrangement in place and sue for payment and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity. Uniti’s ability to exercise remedies under the contractual arrangement was stayed as of the date of the Chapter 11 petition filing.

In connection with the Chapter 11 Cases, the Debtors analyzed the arrangement with Uniti, and on July 25, 2019, the Debtors filed a complaint, in the Bankruptcy Court seeking, among other things, to recharacterize the Uniti arrangement from a lease to a financing. The complaint contained additional claims that certain transfers from Windstream to Uniti were fraudulent transfers under the applicable Bankruptcy Code provisions, and finally, that Uniti was in breach of the arrangement by engaging in competitive behavior in violation of certain provisions in the arrangement. After engaging in a seven months-long mediation process with Uniti and its creditors regarding the litigation, that was overseen by the Honorable Judge Shelly C. Chapman, on March 2, 2020, Windstream announced an agreement in principle with Uniti to settle any and all claims and causes that were or could have been asserted against Uniti by Windstream, including seeking the recharacterization of the lease to a financing. Among the terms of the settlement, Uniti agreed to fund up to $1.75 billion in capital improvements to the network; pay Windstream $400 million payable in quarterly cash installments over five years, at an annual interest rate of 9.0 percent, which amount may be fully paid after one year, resulting in total cash payments ranging from $432 - $490 million; and purchase, for $40 million, certain Windstream-owned fiber assets, including certain fiber indefeasible rights of use (“IRU”) contracts with Windstream transferring to Uniti certain dark fiber IRU contracts. Uniti will also transfer to Windstream $244.5 million of proceeds from, and conditioned upon, the sale of Uniti’s common stock to certain first lien creditors of Windstream Services. Annual rental payments will be equal to the annual rent due under the existing master lease agreement. On the one-year anniversary of any growth capital improvements funded by Uniti, the annual base rent payable by Windstream will increase by an amount equal to 8.0 percent of such investment, subject to a 0.5 percent annual escalator.

In conjunction with the announcement, Windstream filed a motion seeking approval from the Bankruptcy Court of the proposed settlement, and a hearing on the motion was held on May 7-8, 2020, at which time the Bankruptcy Court approved the settlement with Uniti. The approved settlement is subject to certain regulatory approvals and conditions precedent, including Uniti's receipt of satisfactory "true lease" and REIT opinions, which remain outstanding. Until all conditions are satisfied, there is no guarantee that the settlement with Uniti will be consummated.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:

Plan Support Agreement

On March 2, 2020, the Debtors entered into a Plan Support Agreement (the “PSA”) with certain members of first lien lenders and noteholders, including the Debtors’ largest creditor, Elliott Investment Management L.P. (“Elliott”), and Uniti. The PSA contemplates the Debtors’ restructuring and recapitalization (the “Restructuring Transactions”), which will be implemented through a Chapter 11 plan of reorganization (the “Plan”). The PSA provided for, among other things: (1) reduction of Windstream’s existing funded debt by more than $4 billion upon emergence of the Chapter 11 Cases, (2) reduction of Windstream’s annual debt service obligations, and (3) access to exit financing consistent with terms set forth in the PSA. Pursuant to the PSA, participating parties agreed to, among other things, support the Restructuring Transactions and vote in favor of the Plan. The PSA, as amended, has support across the Debtors’ capital structure, and participating parties include 94 percent of first lien claims, 54 percent of second lien claims, 39 percent of unsecured notes claims, and 72 percent of holders of 6.375 percent Senior Notes due 2028 (the “Midwest Notes”).

On March 2, 2020, the Debtors publicly filed the PSA and accompanying plan term sheet (the “Plan Term Sheet”), outlining the terms of the reorganization, including funding an exit facility in an aggregate amount up to $3,250 million (the “New Exit Facility”) and backstop commitments from certain first lien creditors (the “Backstop Commitment Agreement”) related to a $750 million common equity rights offering upon the effective date (the “Rights Offering”). On March 13, 2020, the Debtors filed a motion to approve the Backstop Commitment Agreement, providing for a backstop premium equal to 8 percent of the $750 million committed amount payable in common stock (the “Backstop Premium”), which agreement was approved by the Bankruptcy Court at a hearing on May 8, 2020, subject to an adjustment, required by the Bankruptcy Court, that in the event that Windstream’s proposed plan of reorganization is not confirmed, the Backstop Premium shall be reduced to 4 percent, or $30 million. Among other items, the PSA is conditioned upon the consummation of the settlement with Uniti. Accordingly, there is no guarantee that the Debtors will consummate the PSA.

Plan of Reorganization

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

On April 1, 2020, the Debtors filed a Joint Chapter 11 Plan of Reorganization (“the Plan”) with the Bankruptcy Court. As of June 30, 2019, the Debtors filed a Disclosure Statement relating to the Plan, along with a motion seeking approval of the Disclosure Statement. On May 6, 2020, an amended Disclosure Statement was filed with the Bankruptcy Court that included ranges of allowed claims by creditor classes. As of December 31, 2019, the Debtors have adjusted their recorded liabilities to amounts consistent with the estimates ranges specified in the Disclosure Statement. As of December 31, 2019, the Debtors have adjusted their recorded liabilities to amounts consistent with the estimates ranges specified in the Disclosure Statement. At a hearing held on May 8, 2020, the Disclosure Statement was approved by the Bankruptcy Court, allowing the Company to begin soliciting the requisite accepting votes in favor of the Plan. The Debtors retain the exclusive right to file the Plan through and including June 22, 2020, as well as the right to seek further extensions of such period up to the statutory maximum date of August 25, 2020. The Plan can be supplemented and revised based upon discussions with the Debtors’ creditors and other interested parties and in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for the Plan or that confirmation of the Plan by the Bankruptcy Court will occur.

On June 24, 2020, the Bankruptcy Court is scheduled to hold a confirmation hearing to consider the approval of the Debtors’ Plan. The Plan will be subject to usual and customary conditions to plan confirmation, including obtaining the requisite vote of creditors and approval of the Bankruptcy Court. The Plan memorializes the terms agreed to in the PSA and Plan Term Sheet, providing for, among other things:

a)	payment in full of debtor-in-possession financing obligations and administrative expense claims;

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:

b)
distribution to holders of first lien claims on a pro rata basis: (i) 100 percent of new common stock, subject to certain adjustments described in the Plan and dilution by the Backstop Premium, Rights Offering, and Management Incentive Program; (ii) cash in the amount equal to the sum of Exit Facility proceeds, flex proceeds, cash proceeds of the Rights Offering, and cash held by the Debtors; (iii) subscription rights; and (iv) first lien replacement loans, as applicable;

c)	$100 million in new loans arising under the New Exit Facility to holders of Midwest Notes;

d)	certain cash distributions to holders of the second lien claims, unsecured notes claims, and other general unsecured claims against obligor Debtors, if those classes accept the plan;

e)	reinstatement or repayment of general unsecured claims against non-obligor Debtors; and

f)	the cancellation of existing equity interests in Windstream Holdings.

The Debtors have been in compliance with all milestones under the PSA, including (1) the milestones to file with the Bankruptcy Court the motion to approve the Uniti Settlement, the Backstop Commitment Agreement, and the motion to approve the Backstop Commitment Agreement, (2) the milestone to file with the Bankruptcy Court the Plan, Disclosure Statement, and motion to approve the Disclosure Statement, (3) the milestones, as extended, to achieve entry of the orders to approve the Backstop Commitment Agreement and Uniti Settlement, and (4) the milestone to achieve entry of the order approving the Disclosure Statement.

After the Bankruptcy Court’s approval of the order approving the Disclosure Statement on May 14, 2020, the remaining PSA milestones were extended to provide for a milestone of July 2, 2020 to confirm the Plan and September 30, 2020 to emerge from Chapter 11. The Debtors’ emergence from Chapter 11 is subject to, among other things, consummation of the Restructuring Transactions described above, certain regulatory approvals, and execution and implementation of the definitive documents contemplated by the Uniti Settlement. The Debtors expect to timely emerge from Chapter 11; however, there is no guarantee that we will consummate the Plan and emerge from Chapter 11.

Going Concern and Financial Reporting

Our financial condition, the defaults under our debt agreements and contractual arrangement with Uniti, and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other factors, our ability to (i) obtain the required creditor acceptance and confirmation under the Bankruptcy Code of our plan of reorganization, (ii) successfully implement such plan of reorganization, (iii) address debt and other liabilities through the bankruptcy process, (iv) generate sufficient cash flow from operations, and (v) obtain financing sources sufficient to meet our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business pursuant to relief we obtained from the Bankruptcy Court, for amounts other than those reflected in the accompanying consolidated financial statements. In particular, such financial statements do not purport to show with respect to (i) assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (iv) operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Effective on February 25, 2019, we began to apply the provisions of Accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items, net in the consolidated statements of operations beginning February 25, 2019. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise include pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the plan of reorganization, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise. In addition, cash used for reorganization items is disclosed.

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

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determinations of secured status of certain claims, the values of any collateral securing such claims, or other events. Any resulting changes in classification will be reflected in subsequent financial statements, as was the case for certain debt obligations of Windstream Services, which were reclassified to liabilities subject to compromise in the second quarter of 2019, as discussed below.

As further discussed in Note 4, “Debt,” our debtor-in-possession facilities have priority over all the other debt obligations of Windstream Services and its subsidiaries. Both the March 2020 PSA and the Plan indicated that all debt obligations of Windstream Services and its subsidiaries were impaired, except for the debtor-in-possession facilities. Based on the expected treatment of the creditor classes included in the PSA and the Plan, which the Debtors believe to be the most relevant factor in determining the appropriate classification of its debt obligations as of the balance sheet date, debt obligations under the senior secured credit facility, senior first lien notes and bonds issued by Windstream Holdings of the Midwest, Inc. (“Midwest Bonds”) were classified as liabilities subject to compromise during the second quarter of 2019. All unamortized debt issuance costs and original net discount related to these debt obligations were written-off and charged to reorganization items, net during second quarter of 2019. The senior secured second lien notes and unsecured senior notes, which were undercollateralized as of the Petition Date, had been classified as liabilities subject to compromise in the first quarter of 2019.  Accordingly, all debt obligations, except for the debtor-in-possession facilities, have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
As also discussed in Note 4, “Debt,” adequate protection payment was granted by the Bankruptcy Court to holders of debt obligations under Windstream Services’ senior secured credit facility and to holders of the senior first lien notes and Midwest Bonds. The Debtors have concluded that such payments do not represent the reduction of principal because the allowed claim for the associated secured debt included in the Disclosure Statement agreed to the outstanding principal balance as of June 30, 2019 and the Bankruptcy Court has not taken any action to date to recharacterize the adequate protection payments as principal reduction. Accordingly, all such adequate protection payments remitted subsequent to the  filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations. The Disclosure Statement is subject to amendment and, accordingly, there can be no assurance that the treatment of the adequate protection payments will not change.

Liabilities subject to compromise at June 30, 2019 consisted of the following:

(Millions)
Accounts payable	$386.3
Advance payments	11.3
Accrued taxes	20.2
Other current liabilities	131.9
Deferred taxes	72.4
Operating lease liabilities	4,141.2
Pension and other employee benefit plan obligations	322.7
Other liabilities	205.5
Accounts payable, accrued and other liabilities	5,291.5
Debt subject to compromise	5,599.3
Accrued interest on debt subject to compromise	28.9
Long-term debt and accrued interest	5,628.2
Total liabilities subject to compromise	$10,919.7

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan. We will continue to evaluate the amount and classification of our pre-petition liabilities.

Potential Claims

On May 10, 2019, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that were not governmental entities were required to file proofs of claim by the deadline for general claims, which was on July 15, 2019 (the “Bar Date”). The governmental bar date was August 26, 2019.

As of May 15, 2020, the Debtors have received approximately 8,250 proofs of claim for an amount of approximately $16.5 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims will continue to be reconciled to amounts recorded in liabilities subject to compromise in the consolidated balance sheet. Differences in amounts recorded and claims filed by creditors continue to be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Reorganization Items

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statement of operations for the three and six months ended June 30, 2019 were as follows:

(Millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Write-off of deferred long-term debt issuance costs	$30.6	$54.7
Write-off of original issue net discount on debt subject to compromise	5.5	27.1
Debtor-in-possession financing costs	2.2	42.4
Professional fees and other bankruptcy related costs	47.7	66.7
Provision for estimated damages on rejected executory contracts	25.3	25.3
Gain on write-off of net lease liabilities for rejected leases	(17.4)	(17.4)
Gain on vendor settlements of liabilities subject to compromise	(8.5)	(8.5)
Reorganization items, net	$85.4	$190.3

Professional fees included in reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. The write-offs of deferred long-term debt issuance costs and original issue net discount relate to debt classified as liabilities subject to compromise. Included in debtor-in-possession financing costs were fees of $16.9 million that were netted against the $500.0 million proceeds received from issuance of the DIP Facility.

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

As further described in Note 15, effective April 1, 2019, we implemented a new business unit organizational structure resulting in a change in our reportable operating segments and reporting units and reallocated the remaining goodwill of the former Wholesale reporting unit on a relative fair value to our new Kinetic, Enterprise and Wholesale reporting units. We also confirmed, immediately before the reorganization and reallocation of goodwill, that no further impairment existed in the former Wholesale reporting unit. We performed a quantitative goodwill impairment test as of April 1, 2019, which compared for each reporting unit its fair value to its carrying value. We estimated the fair value of our new reporting units using an income approach based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations.

The results of the goodwill impairment test indicated that the carrying values of our Kinetic and Enterprise reporting units exceeded their fair values. Accordingly, during the second quarter of 2019, we recorded an impairment of all goodwill allocated to our Kinetic reporting unit of $254.3 million and an impairment of all goodwill allocated to our Enterprise reporting unit of $119.0 million, representing the excess of the carrying value from each reporting unit’s fair value. The fair value of the Wholesale reporting unit exceeded its carrying value and was not at risk of a goodwill impairment at this time.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Goodwill and Other Intangible Assets, Continued:

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Kinetic	Consumer & Small Business	Enterprise	Wholesale	Total
Balance at December 31, 2018:
Goodwill	$—	$2,321.2	$996.2	$1,297.1	$4,614.5
Accumulated impairment loss	—	(1,417.8)	—	(423.0)	(1,840.8)
Balance at December 31, 2018, net	—	903.4	996.2	874.1	2,773.7
Changes during the period:
Goodwill impairment in first quarter	—	(903.4)	(996.2)	(439.4)	(2,339.0)
Reallocation adjustment	254.3	—	119.0	(373.3)	—
Goodwill impairment in second quarter	(254.3)	—	(119.0)	—	(373.3)
Balance at June 30, 2019:
Goodwill	254.3	2,321.2	1,115.2	923.8	4,614.5
Accumulated impairment loss	(254.3)	(2,321.2)	(1,115.2)	(862.4)	(4,553.1)
Balance at June 30, 2019, net	$—	$—	$—	$61.4	$61.4

Indefinite-lived intangible assets were as follows:

(Millions)	June 30, 2019	December 31, 2018
FCC Spectrum licenses (a)	$26.6	$—

(a)
During 2019, we acquired radio frequency spectrum in the 24 gigahertz (“GHz”) and 28 GHz fifth-generation (“5G”) airwave auctions conducted by the FCC. The spectrum licenses have an initial term of 10 years and are subject to renewal by the FCC. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum. Accordingly, the spectrum licenses have been classified as an indefinite-lived asset.

Other intangible assets subject to amortization were as follows at:

	June 30, 2019			December 31, 2018
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(436.0)	$849.1	$1,285.1	$(414.6)	$870.5
Customer lists	1,758.5	(1,512.0)	246.5	1,758.5	(1,450.4)	308.1
Cable franchise rights	17.3	(10.8)	6.5	17.3	(10.3)	7.0
Trade names	21.0	(4.9)	16.1	21.0	(3.9)	17.1
Developed technology and software	18.0	(10.1)	7.9	18.0	(7.7)	10.3
Patents	10.6	(10.6)	—	10.6	(10.5)	0.1
Balance	$3,110.5	$(1,984.4)	$1,126.1	$3,110.5	$(1,897.4)	$1,213.1

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Goodwill and Other Intangible Assets, Continued:

Methodology and useful lives for intangible assets subject to amortization were as follows as of June 30, 2019:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1-10 years
Developed technology and software	straight-line	3-5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $42.3 million and $87.0 million for the three and six-month periods ended June 30, 2019, respectively, as compared to $56.6 million and $115.1 million for the same periods in 2018. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the five years ended December 31:

Year	(Millions)
2019 (excluding the six months ended June 30, 2019)	$81.7
2020	$133.9
2021	$101.2
2022	$71.4
2023	$59.0

No other long-lived assets including our other intangible assets were impaired as a result of the adoption of the new leasing standard, filing of the Chapter 11 Cases, or change in operating segments.

4. Debt:

Event of Default and Chapter 11 Cases – As discussed in Notes 2 and 16, on February 15, 2019, Judge Jessie Furman found that Windstream Services had defaulted under the indenture governing the August 2023 Notes, which resulted in the acceleration of the August 2023 Notes, and a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving line of credit obligations, as well as the remaining obligations under the contractual arrangement with Uniti. In addition, the acceleration of the August 2023 Notes resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the contractual arrangement with Uniti have been classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

Debt incurred by Windstream Services and its subsidiaries was as follows at:

(Millions)	June 30, 2019	December 31, 2018
Issued by Windstream Services:
Superpriority debtor-in-possession term loan facility	$500.0	$—
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,180.5	1,180.5
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	568.4	568.4
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020 (b)	802.0	1,017.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (c) (f)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (d) (f) (h)	414.9	414.9
Senior Second Lien Notes – 9.000%, due June 30, 2025 (d) (f) (h)	802.0	802.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (f) (h)	78.1	78.1
2021 Notes – 7.750%, due October 1, 2021 (f) (h)	70.1	70.1
2022 Notes – 7.500%, due June 1, 2022 (f) (h)	36.2	36.2
2023 Notes – 7.500%, due April 1, 2023 (f) (h)	34.4	34.4
2023 Notes – 6.375%, due August 1, 2023 (f) (h)	806.9	806.9
2024 Notes – 8.750%, due December 15, 2024 (f) (h)	105.8	105.8
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (e)	100.0	100.0
Net discount on long-term debt (g)	—	(28.6)
Unamortized debt issuance costs (g)	—	(57.6)
Long-term debt prior to reclassification to liabilities subject to compromise	6,099.3	5,728.1
Less current portion	(500.0)	(5,728.1)
Less amounts reclassified to liabilities subject to compromise	(5,599.3)	—
Total long-term debt	$—	$—

Prior to the filing of the Chapter 11 Cases, additional information with respect to our debt obligations was as follows:

(a)
If the maturity of the revolving line of credit was not extended prior to April 24, 2020, the maturity date of the Tranche B6 term loan would have become April 24, 2020; provided further, if the 2020 Notes had not been repaid or refinanced prior to July 15, 2020 with indebtedness having a maturity date no earlier than March 29, 2021, the maturity date of the Tranche B6 term loan would have become July 15, 2020.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

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

Debtor-in-Possession Credit Facility - On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1.0 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1.0 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500.0 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein. As of June 30, 2019, $500.0 million was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Facility. Considering letters of credit of $27.6 million and $57.7 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $414.7 million as of June 30, 2019.

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

The maturity date of the DIP Facilities is February 26, 2021. Loans under the Term Loan Facility and the Revolving Facility will bear interest, at the option of the Borrower, at (1) 1.50 percent plus a base rate of the highest of (i) Citibank, N.A.’s base rate, (ii) the Federal funds effective rate plus 1/2 of 1 percent and (iii) the one-month LIBOR plus 1.00 percent per annum; or (2) 2.50 percent plus LIBOR. From and after the Effective Date, a non-refundable unused commitment fee will accrue at the rate of 0.50 percent per annum on the daily average unused portion of the Revolving Facility (whether or not then available).

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

Prior to the filing of the Chapter 11 Cases, Windstream Services borrowed $155.0 million under the revolving line of credit and retired $370.0 million of borrowings during the period January 1, 2019 to February 24, 2019. Comparatively, during the first six months of 2018, Windstream Services borrowed $450.0 million under the revolving line of credit in its senior secured credit facility and retired $250.0 million of these borrowings. Borrowings under the revolving line of credit included $150.0 million for a one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018. Letters of credit of $3.1 million were outstanding at June 30, 2019.
During the first six months of 2019, the variable interest rate on the revolving line of credit ranged from 4.38 percent to 8.50 percent, and the weighted average rate on amounts outstanding was 7.23 percent during the period. Comparatively, the variable interest rate ranged from 3.70 percent to 6.00 percent during the first six months of 2018 with a weighted average rate on amounts outstanding during the period of 3.94 percent.
Following the filing of the Chapter 11 Cases, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were converted from LIBOR to the alternate base rate, the effects of which increased interest rates 2.00 percent for borrowings under the senior secured credit facility. The Bankruptcy Court also approved an additional 2.00 percent default rate applicable to borrowings under the senior secured credit facility. As of June 30, 2019, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were 8.50 percent, 10.50 percent and 9.75 percent, respectively. All payments to holders of debt obligations under the senior secured credit facility, senior first lien notes and Midwest Bonds remitted subsequent to the filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Interest expense - long-term debt	$82.9	$105.7	$176.7	$207.6
Interest expense - long-term lease obligations:
Telecommunications network assets	—	117.4	—	235.9
Real estate contributed to pension plan	1.5	1.6	3.1	3.1
Impact of interest rate swaps	(3.0)	(0.6)	(5.9)	—
Interest on finance leases and other	1.4	1.0	2.3	2.5
Less capitalized interest expense	(2.0)	(0.7)	(3.5)	(1.6)
Total interest expense	$80.8	$224.4	$172.7	$447.5

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

Windstream uses an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates are based on Windstream’s unsecured rates, adjusted by adding the average credit spread percentage of its traded debt to the risk-free rate at maturity to approximate what Windstream would have to borrow on a collateralized basis over a similar period of time as the recognized lease term. Windstream applies the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides.

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

Operating Leases - Our operating leases, for network assets and equipment, office space, office equipment and real estate, have remaining lease terms of 1 to 30 years, some of which may include one or more options to renew with renewal terms that can extend the lease term from 1 to 10 years or more. The exercise of lease renewal options is at our sole discretion. At inception of a lease, the lease term is generally equal to the initial lease term as a renewal is not reasonably certain at inception. Subsequent renewals are treated as lease modifications. Due to the nature and expected use of the leased assets, exercise of renewal options is reasonably certain for month-to-month fiber, colocation, point of presence and rack space leases. The lease term is based on the average lease term for similar assets or expected period of use of the underlying asset. We apply a portfolio approach to effectively account for the operating lease right-of-use asset and liability for these low dollar, high volume leases. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Leaseback of Telecommunication Network Assets - Under our contractual arrangement with Uniti, Windstream Holdings has the exclusive right to use certain telecommunications network assets, including fiber and copper networks, for an initial term of 15 years ending in April 2030, with up to four, five-year renewal options. The contractual arrangement with Uniti provides for a current annual payment of $659.0 million paid in equal monthly installments in advance with an annual escalator of 0.5 percent. Future payments due under the contractual arrangement reset to fair market rates upon Windstream Holdings’ execution of the renewal options. The remaining term of the contractual arrangement is 10.8 years with a discount rate of 13.9 percent.

Finance Leases - Finance leases consist principally of facilities and equipment for use in our operations. Generally, lease agreements that include a bargain purchase option, transfer of ownership, contractual lease term equal to or greater than 75 percent of the remaining estimated economic life of the leased facilities or equipment or minimum lease payments equal to or greater than 90 percent of the fair value of the leased facilities or equipment are accounted for as finance leases.

Leaseback of Real Estate Contributed to Pension Plan - We lease certain real property contributed to the Windstream Pension Plan. The lease agreements provide for the continued use of the properties by our operating subsidiaries and include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.0 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary. Due to Windstream Services’ ability to repurchase the property by ceasing all but de minimis operations at the location, control of the property has not transferred and the transaction continues to be accounted for as a financing obligation. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. The long-term lease obligation, initially equal to the fair value of the properties at the date of contribution, of $72.7 million as of June 30, 2019 is presented in liabilities subject to compromise. As a result of using the effective interest rate method, when lease payments are made to the Windstream Pension Plan, a portion of the payment is charged to interest expense and the remaining portion is recorded as an accretion to the long-term lease obligation.

Components of lease expense were as follows for the three and six-month periods ended June 30, 2019:

(Millions)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease costs (a)	Cost of services, Selling, general and administrative	$201.0	$402.5
Finance lease costs
Amortization of right-of-use assets	Depreciation and amortization	8.6	18.3
Interest on lease liabilities	Interest expense	1.0	2.2
Net lease expense		$210.6	$423.0

(a)	Includes short-term leases and variable lease costs which are not material.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Supplemental balance sheet information related to leases was as follows:

(Millions)	June 30, 2019
Operating Leases
Operating lease right-of-use assets	$4,125.5
Current portion of operating lease obligations	3,865.9
Operating lease liabilities	275.3
Operating lease liabilities prior to reclassification to liabilities subject to compromise	4,141.2
Less amounts reclassified to liabilities subject to compromise	(4,141.2)
Total operating lease liabilities	$—
Finance Leases
Property, plant and equipment, gross	$248.8
Accumulated depreciation	(166.3)
Net property, plant and equipment	82.5
Other current liabilities	37.7
Other liabilities	27.4
Finance lease liabilities prior to reclassification to liabilities subject to compromise	65.1
Less amounts reclassified to liabilities subject to compromise	(65.1)
Total finance lease liabilities	$—
Weighted Average Remaining Lease Term
Operating leases	10.4 years
Finance leases	2.3 years
Leaseback of real estate contributed to pension plan	11.0 years
Weighted Average Discount Rate
Operating leases	13.9%
Finance leases	4.6%
Leaseback of real estate contributed to pension plan	8.6%

Supplemental cash flow information related to leases was as follows for the six-month period ended June 30, 2019:

(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$394.0
Operating cash outflows from finance leases	$2.4
Financing cash outflows from finance leases	$27.2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5.5
Finance leases	$3.9

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

As of June 30, 2019, future minimum lease payments under non-cancellable leases were as follows:

(Millions)	Operating Leases (a)	Leaseback of Real Estate Contributed to Pension Plan (a)	Financing Leases (a)
2019 (excluding the six months ended June 30, 2019)	$404.8	$3.3	$20.5
2020	765.6	6.7	25.6
2021	747.3	6.9	9.5
2022	732.8	7.1	4.8
2023	717.1	7.3	4.7
Thereafter	4,446.4	55.0	6.0
Total future minimum lease payments	7,814.0	86.3	71.1
Less: Amounts representing interest	3,672.8	65.1	6.0
Add: Residual value	—	51.5	—
Present value of lease liabilities	$4,141.2	$72.7	$65.1

Future minimum lease payments as of December 31, 2018, as disclosed in our 2018 Form 10-K under ASC 840, were as follows:

(Millions)	Operating Leases (a)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan (a)	Capital Leases (a)
2019	$159.0	$658.9	$6.5	$54.5
2020	108.8	662.2	6.7	25.8
2021	87.3	665.6	6.9	8.6
2022	66.3	668.9	7.1	4.3
2023	51.2	672.2	7.3	4.2
Thereafter	182.6	4,323.1	55.0	5.1
Total future minimum lease payments	$655.2	$7,650.9	$89.5	102.5
Less: Amounts representing interest				8.4
Present value of lease liabilities				$94.1

(a)Includes options to extend lease terms that are reasonably certain of being exercised.

As of June 30, 2019, there are no material operating or finance leases that have not yet commenced.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

If equipment is not returned, early contract termination penalties are designed to cover the cost of the unrecovered equipment. We provide maintenance for all fiber agreements at lessees cost limiting residual value risk.

Operating lease income was $62.0 million and $124.1 million for the three and six-month periods ended June 30, 2019 and is included in service revenues in our consolidated statement of operations.

Future lease maturities under non-cancellable leases were as follows for the years ended December 31:

(Millions)
2019 (excluding the six months ended June 30, 2019)	$33.0
2020	53.8
2021	35.6
2022	15.2
2023	8.1
Thereafter	2.8
Total future lease receipts	$148.5

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Derivatives, Continued:

Following the adverse court ruling from Judge Jessie Furman, each of the bank counterparties exercised their rights to terminate the interest rate swap agreements. Accordingly, Windstream Services ceased the application of hedge accounting for all six interest rate swaps, effective February 15, 2019. For those swaps in an asset position at the date of termination as determined by the counterparty, Windstream Services received cash proceeds of $9.6 million to settle the derivative contracts. For swaps in a liability position at the date of termination as determined by the counterparty, the interest rate swaps were adjusted to their termination value of $6.1 million and reclassified as liabilities subject to compromise in the accompanying consolidated balance sheet as of June 30, 2019.

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	June 30, 2019	December 31, 2018
Designated portion, measured at fair value:
Other current assets	$—	$15.3
Other current liabilities	$—	$6.8
Accumulated other comprehensive income	$—	$39.7
De-designated portion, unamortized value:
Liabilities subject to compromise	$6.1	$—
Accumulated other comprehensive income	$29.9	$(2.4)
Weighted average fixed rate paid	2.31%	2.31%
Variable rate received	2.48%	2.46%

Changes in derivative instruments were as follows for the six-month period ended June 30:

(Millions)	2019	2018
Changes in fair value, net of tax	$(2.4)	$14.7
Amortization of net unrealized (gains) losses on de-designated interest rate swaps, net of tax	$(3.1)	$1.2

As of June 30, 2019, Windstream Services expects to recognize net gains of $9.6 million, net of taxes, in interest expense during the next twelve months related to the unamortized value of the de-designated portion of its terminated interest rate swap agreements.

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six-month period ended June 30, 2019 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps are measured at fair value on a recurring basis. There were no cash equivalents as of June 30, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

7. Fair Value Measurements, Continued:

The fair values of cash equivalents, interest rate swaps and debt were determined using the following inputs at:

(Millions)	June 30, 2019	December 31, 2018
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$—	$310.0
Derivatives
Interest rate swap assets - Level 2	$—	$15.3
Interest rate swap liabilities - Level 2	$—	$6.8
Not Recorded at Fair Value in the Financial Statements: (b)
Debt, including current portion - Level 2:
Included in current portion of long-term debt	$500.0	$4,405.8
Included in liabilities subject to compromise	$4,467.8	$—

(a)	Cash equivalents are highly liquid, actively traded money market funds with next day access.

(b)
Recognized at carrying value of $6,099.3 million and $5,785.7 million in debt, including current portion, and liabilities subject to compromise and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

The fair values of interest rate swaps were determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2018, the fair values of the interest rate swaps were reduced by $2.9 million to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). There were no transfers within the fair value hierarchy during the six-month period ended June 30, 2019.

8. Revenues:

The majority of our revenue is derived from providing access to or usage of our networks and facilities we operate.

Accounts Receivable – Accounts receivable principally consist of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of historical collection experience, age of outstanding receivables, current economic conditions and a specific customer’s ability to meet its financial obligations. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer monthly billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to communication services and product sales of $36.9 million and $40.0 million at June 30, 2019 and December 31, 2018, respectively.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Contract Balances – Contract assets include unbilled amounts, which result when revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Contract assets principally consist of discounts and promotional credits given to customers. The current and noncurrent portions of contract assets are included in prepaid expenses and other and other assets, respectively, in the accompanying consolidated balance sheets.

Contract liabilities consist of services billed in excess of revenue recognized. The changes in contract liabilities are primarily related to customer activity associated with services billed in advance, the receipt of cash payments and the satisfaction of our performance obligations. We classify these amounts as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of contract liabilities is included in advance payments while the noncurrent portion is included in other liabilities or liabilities subject to compromise.

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	June 30, 2019	December 31, 2018
Contract assets (a)	$13.8	$12.6
Contract liabilities (b)	$176.9	$184.8
Revenues recognized included in the opening contract liability balance	$161.6	$194.9

(a)	Included $7.8 million and $8.3 million in prepaid expense and other and $6.0 million and $4.3 million in other assets as of June 30, 2019 and December 31, 2018, respectively.

(b)
Included $160.7 million and $172.1 million in advance payments and $7.1 million and $12.7 million in other liabilities as of June 30, 2019 and December 31, 2018, respectively. This amount also included $9.1 million in liabilities subject to compromise as of June 30, 2019.

Remaining Performance Obligations – Our remaining performance obligations represent services we are required to provide to customers under bundled or discounted arrangements, which are satisfied as services are provided over the contract term. Certain contracts provide customers the option to purchase additional services or usage-based services. The fees related to the additional services or usage-based services are recognized when the customer exercises the option, typically on a month-to-month basis. In determining the transaction price allocated, we do not include these non-recurring fees and estimates for usage, nor do we consider arrangements with an original expected duration of less than one year.

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.7 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 24 percent, 38 percent and 22 percent of our remaining performance obligations as revenue during the remainder of 2019, 2020 and 2021, respectively, with the remaining balance thereafter.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the three-month period ended June 30, 2019 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$239.6	$—	$—	$239.6
Voice-only	28.1	—	—	28.1
Video and miscellaneous	10.1	—	—	10.1
Core (a)	—	296.9	—	296.9
Strategic (b)	—	54.8	—	54.8
Legacy (c)	—	125.8	—	125.8
Small business	75.6	—	—	75.6
Wholesale (d)	51.6	—	69.8	121.4
Switched access (e)	6.2	—	7.6	13.8
Other (g)	—	134.8	—	134.8
Service revenues from contracts with customers	411.2	612.3	77.4	1,100.9
Product sales	8.0	8.3	—	16.3
Total revenue from contracts with customers	419.2	620.6	77.4	1,117.2
Other service revenues (h)	97.5	61.1	10.7	169.3
Total revenues and sales	$516.7	$681.7	$88.1	$1,286.5

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the six-month period ended June 30, 2019 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$479.5	$—	$—	$479.5
Voice-only	56.7	—	—	56.7
Video and miscellaneous	20.2	—	—	20.2
Core (a)	—	606.3	—	606.3
Strategic (b)	—	103.6	—	103.6
Legacy (c)	—	258.4	—	258.4
Small business	152.8	—	—	152.8
Wholesale (d)	103.1	—	143.6	246.7
Switched access (e)	12.5	—	15.1	27.6
Other (g)	—	275.3	—	275.3
Service revenues from contracts with customers	824.8	1,243.6	158.7	2,227.1
Product sales	16.0	18.7	—	34.7
Total revenue from contracts with customers	840.8	1,262.3	158.7	2,261.8
Other service revenues (h)	197.5	125.8	22.0	345.3
Total revenues and sales	$1,038.3	$1,388.1	$180.7	$2,607.1

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the three-month period ended June 30, 2018 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$242.3	$—	$—	$—	$242.3
Voice-only	30.7	—	—	—	30.7
Video and miscellaneous	11.3	—	—	—	11.3
Core (a)	—	345.1	—	—	345.1
Strategic (b)	—	37.0	—	—	37.0
Legacy (c)	—	156.1	—	—	156.1
Small business	82.2	—	—	—	82.2
Wholesale (d)	57.1	—	77.1	—	134.2
Switched access (e)	7.0	—	9.4	—	16.4
Consumer CLEC (f)	—	—	—	43.3	43.3
Other (g)	—	147.6	—	—	147.6
Service revenues from contracts with customers	430.6	685.8	86.5	43.3	1,246.2
Product sales	6.6	13.1	—	0.1	19.8
Total revenue from contracts with customers	437.2	698.9	86.5	43.4	1,266.0
Other service revenues (h)	101.8	66.0	10.6	—	178.4
Total revenues and sales	$539.0	$764.9	$97.1	$43.4	$1,444.4

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the six-month period ended June 30, 2018 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$486.0	$—	$—	$—	$486.0
Voice-only	62.1	—	—	—	62.1
Video and miscellaneous	22.7	—	—	—	22.7
Core (a)	—	691.4	—	—	691.4
Strategic (b)	—	70.2	—	—	70.2
Legacy (c)	—	314.1	—	—	314.1
Small business	166.4	—	—	—	166.4
Wholesale (d)	114.0	—	155.3	—	269.3
Switched access (e)	15.1	—	18.8	—	33.9
Consumer CLEC (f)	—	—	—	88.1	88.1
Other (g)	—	298.3	—	—	298.3
Service revenues from contracts with customers	866.3	1,374.0	174.1	88.1	2,502.5
Product sales	12.1	26.4	—	0.2	38.7
Total revenue from contracts with customers	878.4	1,400.4	174.1	88.3	2,541.2
Other service revenues (h)	203.7	133.2	20.6	—	357.5
Total revenues and sales	$1,082.1	$1,533.6	$194.7	$88.3	$2,898.7

(a)	Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services.

(b)	Strategic revenues consist of Software Defined Wide Area Network (“SD-WAN”), Unified Communications as a Service (“UCaaS”), OfficeSuite©, and associated network access products and services.

(c)	Legacy revenues consist of Time Division Multiplexing (“TDM”) voice and data services.

(d)	Wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(e)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities.

(f)	Consumer CLEC revenues include high-speed and dial-up Internet, email and other miscellaneous revenues.

(g)	Other revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues.

(h)	Other service revenues primarily include end user surcharges, CAF – Phase II funding, frozen federal USF, state USF, and access recovery mechanism (“ARM”) support and lease revenue.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Deferred Commissions and Other Costs to Fulfill a Contract – Direct incremental costs of obtaining a contract, consisting of sales commissions and certain costs associated with activating services, including costs to develop customized solutions and provision services, are deferred and recognized as an operating expense using a portfolio approach over the estimated life of the customer, which ranges from 18 to 36 months.

Determining the amount of costs to fulfill requires judgment. In determining costs to fulfill, consideration is given to periodic time studies, management estimates and statistics from internal information systems.

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in the accompanying consolidated balance sheets. Deferred contract costs totaled $48.5 million at June 30, 2019, of which $32.8 million and $15.7 million were included in prepaid expenses and other and other assets, respectively. At December 31, 2018, deferred contract costs were $45.5 million, of which $30.4 million and $15.1 million were included in prepaid expenses and other and other assets, respectively. Amortization of deferred contract costs was $10.0 million and $19.9 million for the three and six-month periods ended June 30, 2019, respectively, compared to $10.5 million and $21.3 million for the three and six-month periods ended June 30, 2018, respectively. There was no impairment loss recognized for the six-month periods ended June 30, 2019 and 2018, related to deferred contract costs.

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

The components of pension benefit expense (income), including provision for executive retirement agreements, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Benefits earned during the period (a)	$0.9	$1.0	$1.5	$1.9
Interest cost on benefit obligation (b)	11.1	10.4	22.0	20.6
Net actuarial loss (gain) (b)	7.7	(5.6)	7.7	(5.6)
Amortization of prior service credit (b)	(0.2)	(1.2)	(0.5)	(2.4)
Expected return on plan assets (b)	(12.4)	(14.0)	(24.8)	(28.3)
Curtailment gain (b)	—	(2.7)	—	(2.7)
Net periodic benefit expense (income)	$7.1	$(12.1)	$5.9	$(16.5)

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other (expense) income, net.

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements and $0.8 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. During the first six months of 2019, we made our required quarterly employer contributions totaling $6.4 million in cash. Comparatively in the first half of 2018, we made employer contributions to the qualified pension plan of $5.2 million in cash and also contributed 0.8 million shares of our common stock with a value of approximately $5.8 million.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of postretirement benefits expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Interest cost on benefit obligation (a)	$0.2	$0.2	$0.4	$0.4
Amortization of net actuarial loss (a)	—	—	—	0.1
Amortization of prior service credit (a)	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit expense	$0.1	$0.1	$0.2	$0.3

(a)Included in other (expense) income, net.

We contributed $0.3 million in cash to the postretirement plan during the six-month period ended June 30, 2019, excluding amounts that were funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expenses of $6.5 million and $13.5 million in the three and six-month periods ended June 30, 2019, respectively, as compared to $5.8 million and $12.1 million for the same periods in 2018 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2018 matching contribution that was expected to be made in Windstream Holdings common stock was included in share-based compensation expense in the accompanying consolidated statement of cash flows for the six months ended June 30, 2018. In March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution. Comparatively, in March 2018, we contributed 3.6 million shares of our common stock with a fair value of $28.3 million to the plan for the 2017 annual matching contribution.

10. Share-Based Compensation Plans:

In May 2018, our stockholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) which (i) extended the term of the Incentive Plan through February 6, 2023 and (ii) increased the maximum number of shares authorized for issuance or delivery under the Incentive Plan to 6.8 million. Under the Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of June 30, 2019, the Incentive Plan had remaining capacity of approximately 2.2 million awards.

Restricted Stock and Restricted Stock Units – Our board of directors may approve grants of restricted stock and restricted stock units to officers, executives, non-employee directors and certain management employees. Grants may include time-based and performance-based awards. Time-based awards granted to employees generally vest over a service period of two or three years. Performance-based restricted stock units may vest in a number of shares from zero to 150.0 percent of their award based on attainment of specified targets over a three-year period. The three-year operating target for the performance-based restricted stock units granted in 2017 was approved by the board of directors in May 2017. During the second quarter of 2019, we determined that the three-year operating target would not be met by the end of the measurement period, and accordingly, all compensation expense previously recognized for these performance-based awards was reversed.

In February 2019, we granted 0.7 million performance-based restricted stock units that were scheduled to vest three years from the date of grant. The grant date fair value of the restricted stock units was $2.4 million. These awards were subsequently canceled and replaced with cash-based awards during the second quarter of 2019. There were no service-based restricted stock units granted during the first half of 2019.

In light of our Chapter 11 filing, the vesting date for certain service-based restricted stock was extended from March 1, 2019, May 1, 2019, and March 1, 2020 to December 1, 2020. Additionally, the delivery of shares for performance-based restricted stock units vested on March 1, 2019 was delayed until March 14, 2020.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

10. Share-Based Compensation Plans, Continued:

Restricted stock and restricted stock unit activity for the six-month period ended June 30, 2019 was as follows:

	Service-Based		Performance-Based
	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2018	522.1	$23.34	325.4	$28.35
Granted	—	$—	698.5	$3.40
Vested	(127.9)	$32.25	(158.2)	$28.80
Canceled and forfeited	(15.6)	$35.16	(724.3)	$4.27
Non-vested at June 30, 2019	378.6	$19.84	141.4	$27.95

At June 30, 2019, unrecognized compensation expense for restricted stock and restricted stock units totaled $2.3 million and is expected to be recognized over the weighted average vesting period of 0.9 years. The total fair value of shares vested was $8.7 million for the six-month period ended June 30, 2019, as compared to $22.3 million for the same period in 2018. Share-based compensation (credit) expense for restricted stock and restricted stock units was $(1.9) million and $(0.3) million for the three and six-month periods ended June 30, 2019, respectively, as compared to $2.7 million and $6.3 million for the same periods in 2018.

Stock Options – At June 30, 2019 and December 31, 2018, we had approximately 1.0 million of stock option awards outstanding, all of which have exercise prices that are significantly higher than the current market price of our common stock and, therefore, are not likely to be exercised during the next twelve months. No stock options were granted during 2019. At June 30, 2019, total unamortized compensation cost for non-vested stock option awards amounted to $2.0 million and is expected to be recognized over a weighted average period of 1.7 years. Share-based compensation expense for stock options was $0.2 million and $0.6 million for the three and six-month periods ended June 30, 2019, respectively.

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

During the first half of 2019 and 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 425 positions and incurred related severance and employee benefit costs of $16.0 million in 2019, and in the first six months of 2018, we eliminated approximately 550 positions and incurred $18.9 million in severance and employee benefit costs.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Merger, integration and other costs:
Information technology conversion costs	$0.1	$0.2	$0.3	$0.6
Costs related to merger with EarthLink (a)	0.6	6.6	4.0	11.0
Costs related to merger with Broadview (b)	—	1.5	—	3.4
Legal fees related to Uniti spin-off litigation (see Note 16)	—	4.8	—	4.8
Other	0.1	1.0	1.1	1.6
Total merger, integration and other costs	0.8	14.1	5.4	21.4
Restructuring charges	6.1	5.8	16.6	19.5
Total merger, integration and other costs and restructuring charges	$6.9	$19.9	$22.0	$40.9

(a)
For the three and six-month periods ended June 30, 2019, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $0.4 million and $3.3 million, respectively and other miscellaneous expenses of $0.2 million and $0.7 million, respectively.

Comparatively, during the three and six-month periods ended June 30, 2018, these amounts include severance and employee benefit costs for employees terminated after the acquisitions were $1.8 million and $4.8 million, respectively, contract and lease termination costs of $4.0 million and $4.8 million, respectively, as a result of vacating certain facilities related to the acquired operations of EarthLink, and other miscellaneous expenses of $0.8 million and $1.4 million, respectively.

(b)
For the three and six-month periods ended June 30, 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $0.6 million and $1.9 million, respectively, and other miscellaneous expenses of $0.9 million and $1.5 million, respectively.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss by $5.2 million and $16.5 million for the three and six-month periods ended June 30, 2019, respectively, as compared to $14.8 million and $30.5 million for the same periods in 2018, respectively.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at June 30:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Lease Termination Costs	Total
Balance at December 31, 2018	$4.0	$12.6	$15.3	$31.9
Reclassified to operating lease obligations upon adoption of ASU 2016-02	(4.0)	—	(15.3)	(19.3)
Expenses incurred in period	5.4	16.6	—	22.0
Cash outlays during the period	(5.4)	(22.2)	—	(27.6)
Balance at June 30, 2019	$—	$7.0	$—	$7.0

Payments of these liabilities will be funded through operating cash flows.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Income Taxes:

The significant components of the net deferred income tax (asset) liability were as follows:

(Millions)	June 30, 2019	December 31, 2018
Property, plant and equipment	$462.9	$825.5
Goodwill and other intangible assets	232.6	477.7
Operating loss and credit carryforward	(564.5)	(576.8)
Postretirement and other employee benefits	(79.7)	(79.6)
Unrealized holding loss and interest rate swaps	(1.0)	7.2
Deferred compensation	(2.0)	(2.3)
Bad debt	(19.6)	(15.1)
Long-term lease obligations	(1,064.9)	(1,170.9)
Operating lease right-of-use assets	1,040.5	—
Deferred debt costs	(43.0)	(19.2)
Share-based compensation	(5.4)	(6.8)
Interest expense	(16.2)	—
Other, net	(10.8)	(20.4)
	(71.1)	(580.7)
Valuation allowance	143.5	685.0
Less amounts reclassified to liabilities subject to compromise	(72.4)	—
Deferred income taxes, net	$—	$104.3
Deferred tax assets	$(1,861.7)	$(1,954.0)
Deferred tax liabilities	1,934.1	2,058.3
Less amounts reclassified to liabilities subject to compromise	(72.4)	—
Deferred income taxes, net	$—	$104.3

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases, we considered the reversal of taxable temporary differences and carryback potential as a source of income as of December 31, 2018. After consideration of these factors, we recorded a full valuation allowance for the year ended December 31, 2018, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Therefore, as of December 31, 2018, we had valuation allowances of approximately $685.0 million. The impact of adoption of ASU 2016-02 in 2019 resulted in an increase to deferred tax liabilities of approximately $833.8 million. This increase caused a re-evaluation of our valuation allowances as of January 1, 2019 and resulted in a decrease of approximately $541.5 million, recorded as an adjustment to equity. At June 30, 2019, our valuation allowance is approximately $143.5 million. As of June 30, 2019, we were in a net deferred tax liability position and recorded an income tax benefit during the first two quarters of 2019. We will monitor our deferred tax asset position each quarter and determine the appropriate income tax benefit to record based upon the reversal of taxable temporary differences.

At June 30, 2019 and December 31, 2018, we had federal net operating loss carryforwards of approximately $1,845.8 million and $1,920.2 million, respectively. Net operating losses generated prior to 2018 expire in varying amounts from 2019 through 2037. Under the 2017 Tax Act, federal net operating losses generated in 2018 and future years can be carried forward indefinitely. The loss carryforwards at June 30, 2019 and December 31, 2018 were primarily losses acquired in conjunction with our acquisitions including PAETEC, EarthLink and Broadview.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Income Taxes, Continued:

At June 30, 2019 and December 31, 2018, we had state net operating loss carryforwards of approximately $2,553.7 million and $2,456.6 million, respectively, which expire annually in varying amounts from 2019 through 2039. The loss carryforwards were primarily losses acquired in conjunction with our acquisitions including PAETEC and EarthLink.

The amount of federal tax credit carryforward at June 30, 2019 and December 31, 2018 was approximately $21.8 million, which expires in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at June 30, 2019 and December 31, 2018 was approximately $17.7 million, which expires in varying amounts from 2019 through 2027.

13. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	June 30, 2019	December 31, 2018
Pension and postretirement plans	$7.0	$7.7
Unrealized net gains (losses) on interest rate swaps:
Designated portion	—	29.7
De-designated portion	22.4	(1.8)
Accumulated other comprehensive income	$29.4	$35.6

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Unrealized Net Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2018	$27.9	$7.7	$35.6
Other comprehensive income before reclassifications	(2.4)	(0.1)	(2.5)
Amounts reclassified from other accumulated comprehensive income (a)	(3.1)	(0.6)	(3.7)
Balance at June 30, 2019	$22.4	$7.0	$29.4

(a)	See separate table below for details about these reclassifications.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

13. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,			Affected Line Item in the Consolidated Statements of Operations
	2019	2018	2019	2018
Interest rate swaps:
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	$(3.0)	$0.8	$(4.2)	$1.7		Interest expense
	(3.0)	0.8	(4.2)	1.7		Loss before income taxes
	0.8	(0.3)	1.1	(0.5)		Income tax benefit
	(2.2)	0.5	(3.1)	1.2		Net loss
Pension and postretirement plans:
Amortization of net actuarial loss	—	—	—	0.1	(a)
Amortization of prior service credits	(0.3)	(1.3)	(0.7)	(2.6)	(a)
	(0.3)	(1.3)	(0.7)	(2.5)		Loss before income taxes
	—	0.5	0.1	0.8		Income tax benefit
	(0.3)	(0.8)	(0.6)	(1.7)		Net loss
Total reclassifications for the period, net of tax	$(2.5)	$(0.3)	$(3.7)	$(0.5)		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (see Note 9).

14. Loss per Share:

We compute basic loss per share by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period.

Diluted loss per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common stock, including restricted stock units, stock options and warrants, were exercised or converted into common stock. The dilutive effects of outstanding restricted stock units, stock options and warrants are reflected in diluted shares outstanding by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise plus the amount of compensation cost attributed to future services.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

14. Loss per Share, Continued:

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Basic and diluted loss per share:
Numerator:
Net loss attributable to common shares	$(544.1)	$(93.7)	$(2,854.4)	$(215.1)

Denominator:
Basic and diluted shares outstanding
Weighted average basic and diluted shares outstanding	42.6	40.7	42.6	39.0
Basic and diluted loss per share:
Net loss	($12.76)	($2.30)	($66.98)	($5.51)

For the three and six-month periods ended June 30, 2019 and 2018, we excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses. We had 0.5 million restricted stock units and 1.0 million stock options outstanding as of June 30, 2019, compared to 0.9 million restricted stock units and 1.1 million stock options outstanding at June 30, 2018.

15. Segment Information:

Effective April 1, 2019, we reorganized our business operations into three segments: Kinetic, Enterprise and Wholesale. The Kinetic business unit primarily serves customers in markets in which we are the incumbent local exchange carrier (“ILEC”) and provides services over network facilities operated by us. The Enterprise and Wholesale business units primarily serve customers in markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. As a result of this reorganization, we improved the alignment of our customer base within our ILEC and CLEC markets.  The significant changes to our previous segment structure included: (1) shifting certain business customers with operations in ILEC-only markets from the Enterprise segment to the Consumer & Small Business segment, which was renamed Kinetic; (2) shifting governmental and resale customers from Wholesale to Enterprise; (3) shifting wholesale customers and related services in ILEC markets from Wholesale to Kinetic; and (4) allocating certain corporate expenses, primarily property taxes, to the segments. Prior period segment information has been revised to reflect these changes for all periods presented.

On December 31, 2018, we completed the sale of substantially all of our consumer CLEC business. The consumer operations sold consisted solely of the former EarthLink consumer business that we acquired in February 2017. The sale of the consumer CLEC business did not represent a strategic shift in our operations nor have a major effect on our consolidated results of operations, financial position or cash flows, and therefore did not qualify for reporting as a discontinued operation. Accordingly, for periods prior to the sale, the sold CLEC business continues to be presented as a separate segment. The retained  portion of the consumer CLEC business, primarily consisting of revenues generated from our master services agreement with Uniti have been assigned to the Enterprise segment.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

For financial reporting purposes, our segments consist of:

•
Kinetic - We manage as one business our residential, business, and wholesale operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced Internet, voice, and web conferencing products to our business customers. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our business customer needs.

Products and services offered to business customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC, and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a premium broadband and video entertainment offering in several of our markets.

Our wholesale services are focused on providing network bandwidth to other telecommunications carriers and network operators. These services include special access services, which provide access and network transport services to end users including Ethernet access up to 2 Gbps, traditional TDM private line access and transport. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market, and both Ethernet/dedicated Internet connections and broadband access services. The combination of these services allow Kinetic wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

•
Wholesale - Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers within CLEC markets. These services include network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections in CLEC markets to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

•
Consumer CLEC - Prior to its sale, products and services offered to customers by this business unit included traditional voice and long-distance services, nationwide Internet access services, both dial-up and high-speed, as well as value added services including online backup and various e-mail services.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, straight-line expense under the contractual arrangement with Uniti, share-based compensation, business transformation expenses, costs related to network optimization projects, spend commitment penalties incurred under certain carrier discount plans, and reserves for funding denials from Universal Service Administrative Company (“USAC”) to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other expense, net, reorganization items, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Capital expenditures for network enhancements and information technology-related projects benefiting Windstream as a whole are not assigned to the segments and are presented as corporate/shared capital expenditures. Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. Substantially all of our customers are located in the United States and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Kinetic:
Revenues and sales	$516.7	$539.0	$1,038.3	$1,082.1
Costs and expenses	213.4	224.0	426.2	441.7
Segment income	$303.3	$315.0	$612.1	$640.4
Enterprise:
Revenues and sales	$681.7	$764.9	$1,388.1	$1,533.6
Cost and expenses	542.5	618.3	1,116.3	1,259.8
Segment income	$139.2	$146.6	$271.8	$273.8
Wholesale:
Revenues and sales	$88.1	$97.1	$180.7	$194.7
Costs and expenses	23.1	27.0	53.0	54.9
Segment income	$65.0	$70.1	$127.7	$139.8
Consumer CLEC:
Revenues and sales	$—	$43.4	$—	$88.3
Costs and expenses	—	19.7	—	40.0
Segment income	$—	$23.7	$—	$48.3
Total segment revenues and sales	$1,286.5	$1,444.4	$2,607.1	$2,898.7
Total segment costs and expenses	779.0	889.0	1,595.5	1,796.4
Total segment income	$507.5	$555.4	$1,011.6	$1,102.3

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Kinetic	$105.7	$84.7	$204.1	$157.7
Enterprise	36.5	50.3	78.6	90.3
Wholesale	5.5	8.0	10.7	14.2
Corporate/shared (a)	66.9	45.7	114.0	144.1
Total	$214.6	$188.7	$407.4	$406.3

(a)
Represents capital expenditures not directly assigned to the segments and primarily consist of capital outlays for network enhancements and information technology-related projects benefiting Windstream as a whole.

The following table reconciles segment income to consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Total segment income	$507.5	$555.4	$1,011.6	$1,102.3
Depreciation and amortization	(276.0)	(370.7)	(547.5)	(752.5)
Goodwill impairment	(373.3)	—	(2,712.3)	—
Merger, integration and other costs	(0.8)	(14.1)	(5.4)	(21.4)
Restructuring charges	(6.1)	(5.8)	(16.6)	(19.5)
Straight-line expense under contractual arrangement with Uniti	(168.9)	—	(337.7)	—
Other unassigned operating expenses (a)	(105.3)	(76.5)	(196.3)	(151.6)
Other (expense) income, net	(9.2)	12.0	(10.2)	9.7
Reorganization items, net	(85.4)	—	(190.3)	—
Interest expense	(80.8)	(224.4)	(172.7)	(447.5)
Income tax benefit	54.2	30.4	323.0	65.4
Net loss	$(544.1)	$(93.7)	$(2,854.4)	$(215.1)

(a)
For both periods of 2019, these expenses include a reserve of $19.7 million for a funding denial from USAC pursuant to the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program. In addition, these expenses include spend commitment penalties incurred under certain carrier discount plans of $30.3 million and $58.9 million for the three and six months ended June 30, 2019, respectively. Comparatively, these expenses include business transformation expenses of $11.4 million and $20.0 million for the three and six months ended June 30, 2018.

16. Commitments and Contingencies:

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Commitments and Contingencies, Continued:

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

After a trial in July 2018, on February 15, 2019, Judge Jessie Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off, invalidating the 2017 exchange and consent transactions, and found that the trustee under the 2013 Indenture and/or Aurelius was entitled to a judgment:

•	that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

•	that our breaches of Section 4.19 constitute a “Default” under 2013 Indenture;

•	that the 6.375 percent notes issued in the 2017 exchange and consent transactions do not constitute “Additional Notes” under the 2013 Indenture;

•	that the notice of default with respect to the foregoing breaches was valid and effective;

•	that those breaches ripened into “Events of Default” as defined in the 2013 Indenture on December 6, 2017;

•
that the notice of acceleration with respect to those “Events of Default” was valid and effective, and all principal together with all accrued and unpaid interest on the notes became immediately due and payable as of that date;

•	enjoining us from taking any further action to issue new notes in contravention of, or to otherwise violate, the 2013 Indenture;

•	awarding Aurelius a money judgment in an amount of $310,459,959.10 plus interest from and after July 23, 2018; and

•	dismissing our counterclaims with prejudice.

•	that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

On March 1, 2019, Judge Furman issued an Order that he cannot enter a final judgment due to the Automatic Stay imposed by the filing of the Chapter 11 Cases. The matter has been administratively closed subject to the right of any party to move to reopen it within twenty-one (21) days of the conclusion of the Chapter 11 Cases or the lifting or modification of the automatic stay.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Commitments and Contingencies, Continued:

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the fourth quarter of 2018 in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. All of the complaints contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading.

Suggestions of Bankruptcy and Notices of the Automatic Stay were filed with regard to the Murray, Yadegarian and Graham cases, but the Plaintiffs challenged the applicability of the stay with regard to non-debtor defendants. Windstream filed an adversary proceeding motion with the Bankruptcy Court regarding this challenge. At a hearing on Windstream’s adversary proceeding motion conducted on June 17, 2019, the Bankruptcy court agreed to lift the automatic stay temporarily to allow the federal court presiding over the Murray case to hear arguments regarding Windstream’s motion to dismiss because it was procedural in nature. Oral arguments on the motion to dismiss were held August 22, 2019, but a ruling has not yet been issued by the federal court. In the Yadegarian case, Windstream agreed to lift the automatic stay for the limited purpose of allowing the state court to rule on pending Motions to Stay or Dismiss filed by Windstream. Both motions were heard on November 18, 2019, with the state court granting the Motion to Stay, pending a decision in the Murray case.

While the plaintiffs in the Murray case filed a proof of claim for an undetermined monetary amount, neither the plaintiffs in the Yadegarian nor Graham cases submitted proof of claims.

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

Other Matters

Windstream and one of its Enterprise customers entered into an agreement in which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services was administered by USAC pursuant to the Universal Service Rural Health Care Telecommunications Program which offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, upholding its previous denial of funding. Windstream appealed the denial to the FCC in August 2018. The FCC has yet to rule on the appeal and timing of a decision by the FCC is unknown. We recorded a reserve for the funding denial from USAC during the second quarter of 2019, and as a result, we have no additional loss exposure related to this matter.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

16. Commitments and Contingencies, Continued:

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

17. Subsequent Events:

Additional Debtor-In-Possession Borrowings

In March 2020, Windstream Services borrowed $400.0 million under the Revolving Facility of the DIP Facilities to assist with working capital and other general corporate purposes during the coronavirus, COVID-19, global pandemic.

Bankruptcy-Related Developments

Plan Support Agreement - As previously discussed in Note 2, on March 2, 2020, the Debtors entered into a Plan Support Agreement (the “PSA”) with certain members of first lien lenders and noteholders, including the Debtors’ largest creditor, Elliott Investment Management L.P., and Uniti. The PSA contemplates the Debtors’ restructuring and recapitalization, which will be implemented through a Chapter 11 plan of reorganization. On March 2, 2020, the Debtors publicly filed the PSA and accompanying plan term sheet, outlining the terms of the reorganization, including funding an exit facility in an aggregate amount up to $3,250 million and backstop commitments from certain first lien creditors (the “Backstop Commitment Agreement”) related to a $750 million common equity rights offering upon the effective date. On March 13, 2020, the Debtors filed a motion to approve the Backstop Commitment Agreement, providing for a backstop premium equal to 8 percent of the $750 million committed amount payable in common stock.

Uniti Settlement Agreement - As previously discussed in Note 2, on March 2, 2020, the Debtors announced that they had reached an agreement in principle with Uniti to settle any and all claims and causes that were or could have been asserted against Uniti by Windstream. Among the terms of the settlement, Uniti agreed to fund up to $1.75 billion in capital improvements to the network; pay Windstream $400 million payable in quarterly cash installments over five years, at an annual interest rate of 9.0 percent, which amount may be fully paid after one year, resulting in total cash payments ranging from $432 - $490 million; purchase certain unused and underutilized dark filer assets from Windstream and Uniti will transfer to Windstream $244.5 million of proceeds from, and conditioned upon, the sale of Uniti’s common stock to certain first lien creditors of Windstream Services. On May 8, 2020, the Bankruptcy Court approved the settlement with Uniti.

Plan of Reorganization - As previously discussed in Note 2, on April 1, 2020, the Debtors filed a Joint Chapter 11 Plan of Reorganization (“the Plan”) with the Bankruptcy Court. On the same date, the Debtors filed a Disclosure Statement relating to the Plan, along with a motion seeking approval of the Disclosure Statement. On May 8, 2020, the Disclosure Statement was approved by the Bankruptcy Court, allowing Windstream to begin soliciting the requisite accepting votes in favor of the Plan. The Debtors retain the exclusive right to file the Plan through and including June 22, 2020, as well as the right to seek further extensions of such period up to the statutory maximum date of August 25, 2020. The Plan can be supplemented and revised based upon discussions with the Debtors’ creditors and other interested parties and in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. On June 24, 2020, the Bankruptcy Court is scheduled to hold a confirmation hearing to consider the approval of the Debtors’ Plan.

See Note 2 for additional information regarding the PSA, Uniti settlement agreement and the Plan.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and six-month periods ended June 30, 2019, the amount of pre-tax expenses directly incurred by Windstream Holdings was approximately $0.5 million and $0.9 million, respectively, compared to $0.7 million and $1.2 million for the same periods in 2018. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.4 million and $0.7 million for the three and six-month periods ended June 30, 2019, respectively, compared to $0.5 million and $0.9 million for the same periods in 2018. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

BANKRUPTCY AND RELATED DEVELOPMENTS

On February 15, 2019, Judge Jesse Furman of the United States District Court for the Southern District of New York issued an adverse ruling in litigation relating to a noteholder’s allegations that our 2015 spin-off of certain assets into a publicly-traded real estate investment trust resulted in one or more defaults of certain covenants under one of Windstream Services’ existing indentures. The findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, on February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Windstream Holdings, Inc., et al., No 19-22312 (RDD).Windstream has continued to operate its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

In connection with the Chapter 11 Cases, the Debtors analyzed the contractual arrangement with Uniti, and on July 25, 2019, the Debtors filed a complaint in the Chapter 11 Cases seeking, among other things, to recharacterize the Uniti arrangement from a lease to a financing. After engaging in a months-long mediation process with Uniti and its creditors regarding the litigation, on March 2, 2020, Windstream, along with certain of their creditors, announced an agreement in principle with Uniti to settle any and all claims and causes that were or could have been asserted against Uniti by Windstream. Among the terms of the settlement, Uniti agreed to fund up to $1.75 billion in capital improvements to the network, which will allow us to deliver 1-Gigabytes per second (“Gbps”) to more than half of our Kinetic footprint. Uniti also agreed to pay Windstream $400 million payable in quarterly cash installments over five years, at an annual interest rate of  9.0 percent, which amount may be fully paid after one year, resulting in total cash payments ranging from $432 - $490 million. Uniti will also purchase certain unused and underutilized dark fiber assets from Windstream and Uniti will transfer to Windstream $244.5 million of proceeds from, and conditioned upon, the sale of Uniti’s common stock to certain first lien creditors of Windstream Services. In conjunction with the announcement, Windstream filed a motion seeking approval from the Bankruptcy Court of the proposed settlement, and a hearing on the motion was held on May 7-8, 2020, at which time the Bankruptcy Court approved the settlement with Uniti. The approved settlement is subject to certain regulatory approvals and conditions precedent, including Uniti's receipt of satisfactory "true lease" and REIT opinions, which remain outstanding. In conjunction with the settlement with Uniti, Windstream also entered into a plan support agreement with Elliott Investment Management, L.P., (“Elliott”) and certain consenting first lien creditors of Windstream Services outlining certain terms included in Windstream’s plan of reorganization.

We filed a plan of reorganization and disclosure statement with the Bankruptcy Court on April 1, 2020. The plan of reorganization provides for the reduction of more than $4 billion of our existing debt. A confirmation hearing to review the plan of reorganization has been set by the Bankruptcy Court for June 24, 2020. There can be no assurance that the Debtors will be able to secure the requisite accepting votes from creditors for the plan of reorganization or the confirmation of the plan by the Bankruptcy Court.

For more information regarding the impact of the Chapter 11 Cases, settlement with Uniti and our plan of reorganization see Note 2 to the consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” below.

TRANSACTIONS COMPLETED IN 2018 IMPACTING CONSOLIDATED RESULTS OF OPERATIONS

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

Effective April 1, 2019, we reorganized our business operations into three segments: Kinetic, Enterprise and Wholesale. The Kinetic business unit primarily serves customers in markets in which we are the incumbent local exchange carrier (“ILEC”) and provides services over network facilities operated by us. The Enterprise and Wholesale business units primarily serve customers in markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. As a result of this reorganization, we improved the alignment of our customer base within our ILEC and CLEC markets.  The significant changes to our previous segment structure included: (1) shifting certain business customers with operations in ILEC-only markets from the Enterprise segment to the Consumer & Small Business segment, which was renamed Kinetic; (2) shifting governmental and resale customers from Wholesale to Enterprise; (3) shifting wholesale customers and related services in ILEC markets from Wholesale to Kinetic; and (4) allocating certain corporate expenses, primarily property taxes, to the segments. Prior period segment information has been revised to reflect these changes for all periods presented.

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

We have made significant progress transitioning from legacy telecom products and services to next-generation software-enabled products and services with vastly superior capabilities. We will continue to convert existing customers from legacy voice and data products to our strategic products, including SD-WAN, OfficeSuite®, and Kinetic Broadband that best meet our customers’ communications needs.

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

Our focused operational strategy for each business segment has the overall objective to slow the decline in adjusted OIBDA, which is defined as operating (loss) income before depreciation and amortization and goodwill impairment and adjusted to exclude the impacts of straight-line expense under the contractual arrangement with Uniti, merger, integration and other costs, restructuring charges, and share-based compensation.

During the first six months of 2019, we achieved the following related to these initiatives:

•
Grew high-speed Internet customers for the fifth consecutive quarter as we added 1,900 net high-speed Internet customers. Year-to-date, we have added 13,300 net broadband customers and we expect to add approximately 30,000 net high-speed Internet customers for all of 2019. We have more than doubled the availability of 100 megabytes per second (“Mbps”) speeds across our footprint and now 40 percent of our households can receive speeds of 100 Mbps or greater. Additionally, 69 percent of our households have access to speeds of 25 Mbps or greater, a 400 basis point improvement from the first quarter of 2019. Contribution margin in our Kinetic segment was 59.0 percent.

•	Strategic sales comprised 61.2 percent of total sales in our Enterprise segment and contribution margin increased to 19.6 percent compared to 17.9 percent for the same period a year ago.

•	Contribution margin in our Wholesale segment was 70.7 percent and reflected our continued focus on expense management.

•
We launched several new products and services and upgrades to our existing suite of strategic products in our Enterprise business. WE Connect provides customers with a singular, intuitive interface for services such as SD-WAN, Cloud Security and OfficeSuite© Unified Communications. In addition, we launched OfficeSuite© with full Amazon Alexa integration. The combination of OfficeSuite© features with Alexa’s hands-free, voice-first interactions enhances our key unified communications solution with additional voice-activated functionality to meet today’s increased demands for mobility and ease of use as employees can now access their communications while driving or at home without the need of a keyboard.

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

•
We acquired radio frequency spectrum in airwave auctions conducted by the Federal Communications Commission. We will use this new spectrum to expand the availability of high-speed broadband, enabling consumers and small and medium-sized businesses to access broadband speeds up to 1 Gbps.

•
Our integration and synergy achievement plans remain on track for our 2017 acquisitions of Broadview Networks Holdings, Inc and EarthLink Holdings Corp. We remain on track to meet our goal of $180 million in annualized savings by the end of 2019. During the first half of 2019, our total interconnection expenses decreased to an annualized amount of approximately $1.2 billion. Our annual interconnection expense still includes approximately $700 million of TDM-related expenses, which remain the focus for future cost reductions.

In addition to the effects of the disposal of the Consumer CLEC business, our consolidated operating results for the three and six-month periods ended June 30, 2019 were adversely impacted by non-cash, pre-tax goodwill impairment charges of $373.3 million and $2,712.3 million, respectively, and reorganization items, net of $85.4 million and $190.3 million, respectively, incurred as a result of the Chapter 11 Cases. Operating results for 2019 also reflect the change in the accounting treatment for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard effective January 1, 2019, as further discussed in Notes 1 and 5 to the consolidated financial statements. The effects of this accounting change for the three and six-month periods ended June 30, 2019 resulted in recognition of additional rent expense of $168.9 million and $337.7 million, respectively, a reduction in interest expense of $112.4 million and $226.1 million, respectively, and lower depreciation expense of $83.4 million and $166.8 million, respectively, primarily attributable to the de-recognition of $1.3 billion of network assets previously transferred to Uniti.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues	$1,270.2	$1,424.6	$(154.4)	(11)	$2,572.4	$2,860.0	$(287.6)	(10)
Product sales	16.3	19.8	(3.5)	(18)	34.7	38.7	(4.0)	(10)
Total revenues and sales	1,286.5	1,444.4	(157.9)	(11)	2,607.1	2,898.7	(291.6)	(10)
Costs and expenses:
Cost of services (a)	852.1	722.8	129.3	18	1,713.2	1,459.7	253.5	17
Cost of products sold	15.2	18.2	(3.0)	(16)	32.1	35.0	(2.9)	(8)
Selling, general and administrative	185.9	224.5	(38.6)	(17)	384.2	453.3	(69.1)	(15)
Depreciation and amortization	276.0	370.7	(94.7)	(26)	547.5	752.5	(205.0)	(27)
Goodwill impairment (b)	373.3	—	373.3	*	2,712.3	—	2,712.3	*
Merger, integration and other costs	0.8	14.1	(13.3)	(94)	5.4	21.4	(16.0)	(75)
Restructuring charges	6.1	5.8	0.3	5	16.6	19.5	(2.9)	(15)
Total costs and expenses	1,709.4	1,356.1	353.3	26	5,411.3	2,741.4	2,669.9	97
Operating (loss) income	(422.9)	88.3	(511.2)	*	(2,804.2)	157.3	(2,961.5)	*
Other (expense) income, net	(9.2)	12.0	(21.2)	(177)	(10.2)	9.7	(19.9)	(205)
Reorganization items, net (c)	(85.4)	—	85.4	*	(190.3)	—	190.3	*
Interest expense	(80.8)	(224.4)	(143.6)	(64)	(172.7)	(447.5)	(274.8)	(61)
Loss before income taxes	(598.3)	(124.1)	474.2	*	(3,177.4)	(280.5)	2,896.9	*
Income tax benefit	54.2	30.4	23.8	78	323.0	65.4	257.6	*
Net loss	$(544.1)	$(93.7)	$450.4	*	$(2,854.4)	$(215.1)	$2,639.3	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 3 for further discussion related to the goodwill impairment charges.

(c)	See Note 2 for further discussion related to reorganization items, net

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$9.0		$18.6
Decreases in Wholesale revenues (a)	(9.0)		(14.0)
Decreases in Kinetic revenues (b)	(23.7)		(47.7)
Decreases attributable to disposition of Consumer CLEC business	(43.3)		(88.1)
Decreases in Enterprise revenues (c)	(87.4)		(156.4)
Net decreases in service revenues	$(154.4)	(11)	$(287.6)	(10)

(a)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(b)
Decreases were primarily due to lower high-speed Internet bundle revenue and voice-only revenues attributable to declines in households served and small business customers due to the impacts of competition and reductions in switched access revenues and federal USF surcharges due to the impacts of intercarrier compensation reform.

(c)
Decreases were primarily due to reductions in traditional voice, long-distance and data and integrated services due to increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

See “Segment Operating Results” for a further discussion of changes in Kinetic, Enterprise, and Wholesale revenues.

Product Sales

Product sales consist of sales of various types of communications equipment to our customers. We also sell network equipment to contractors on a wholesale basis. Enterprise product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our enterprise customers. Consumer product sales include home networking equipment, computers and phones.

The following table reflects the primary drivers of the changes in product sales compared to the same periods a year ago:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in Kinetic product sales (a)	$1.2		$3.9
Decreases attributable to disposition of Consumer CLEC business	(0.2)		(0.2)
Decreases in Enterprise product sales (b)	(4.5)		(7.7)
Net decreases in product sales	$(3.5)	(18)	$(4.0)	(10)

(a)	Increases were due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

(b)	Decreases were primarily due to lower equipment installations.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in straight-line expense attributable to contractual arrangement with Uniti	$168.9		$337.7
Decreases in network operations (a)	(8.6)		(15.2)
Increases in bad debt expense (b)	23.6		27.5
Increases attributable to acquisitions	5.0		10.4
Decreases in federal USF expense	(5.2)		(9.1)
Decreases in other expenses (c)	(6.6)		(12.5)
Decreases attributable to disposition of Consumer CLEC business	(17.1)		(34.4)
Decreases in interconnection expense (d)	(30.7)		(50.9)
Net increases in cost of services	$129.3	18	$253.5	17

(a)	Decreases reflect reduced labor costs, primarily attributable to workforce reductions completed in 2019 and 2018.

(b)
Increases primarily due to a reserve of $19.7 million for funding denial from Universal Service Administrative Company (“USAC”) pursuant to funding for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program.

(c)	Decreases were primarily attributable to cost savings and other expense management initiatives.

(d)
Decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage partially offset by incremental costs incurred related to spend commitment penalties under certain carrier discount plans partially of $30.3 million and $58.9 million for the three and six month periods ended June 30, 2019, respectively.

Cost of Products Sold

Cost of products sold represents the cost of equipment sales to customers. The following table reflects the primary drivers of the changes in cost of products sold compared to the same periods a year ago:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases in product sales to Kinetic customers	$0.1		$2.1
Decreases in product sales to Enterprise customers	(3.1)		(5.0)
Net decreases in cost of products sold	$(3.0)	(16)	$(2.9) (8)

The changes in cost of products sold were generally consistent with the net decreases in product sales.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$1.6		$3.4
Changes in pre-bankruptcy legal and consulting fees (a)	(0.2)		3.1
Decreases in sales and marketing expenses	(2.3)		(5.7)
Decreases in share-based compensation	(4.5)		(5.7)
Decreases attributable to disposition of Consumer CLEC business	(2.8)		(6.0)
Decreases in occupancy rent	(3.3)		(6.3)
Decreases in other costs (b)	(5.3)		(15.4)
Decreases in salaries and other benefits (c)	(10.4)		(16.5)
Decreases due to business transformation expenses (d)	(11.4)		(20.0)
Net decreases in SG&A	$(38.6)	(17)	$(69.1)	(15)

(a)	Represents amounts incurred prior to the filing of the Chapter 11 Cases.

(b)	Decreases were primarily attributable to cost savings and other expense management initiatives.

(c)	Decreases were primarily attributable to workforce reductions completed in 2019 and 2018.

(d)
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

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$1.1		$2.2
Decreases attributable to disposition of Consumer CLEC business	(8.1)		(16.6)
Decreases in depreciation expense (a)	(76.6)		(169.1)
Decreases in amortization expense (b)	(11.1)		(21.5)
Net decreases in depreciation and amortization expense	$(94.7)	(26)	$(205.0)	(27)

(a)
Decreases primarily reflect the de-recognition of $1.3 billion of network assets previously transferred to Uniti due to the accounting change for this arrangement upon adoption of the new leasing standard previously discussed.

(b)
Decreases reflect the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees.

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

During the first half of 2019 and 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 425 positions and incurred related severance and employee benefit costs of $16.0 million in 2019, and in the first six months of 2018, we eliminated approximately 550 positions and incurred $18.9 million in severance and employee benefit costs.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Merger, integration and other costs:
Information technology conversion costs	$0.1	$0.2	$0.3	$0.6
Costs related to merger with EarthLink (a)	0.6	6.6	4.0	11.0
Costs related to merger with Broadview (b)	—	1.5	—	3.4
Legal fees related to Uniti spin-off litigation (See Note 16)	—	4.8	—	4.8
Other costs	0.1	1.0	1.1	1.6
Total merger, integration and other costs	0.8	14.1	5.4	21.4
Restructuring charges	6.1	5.8	16.6	19.5
Total merger, integration and other costs and restructuring charges	$6.9	$19.9	$22.0	$40.9

(a)
For the three and six-month periods ended June 30, 2019, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $0.4 million and $3.3 million, respectively, and other miscellaneous expenses of $0.2 million and $0.7 million, respectively.

Comparatively, during the three and six-month periods ended June 30, 2018, these amounts include severance and employee benefit costs for employees terminated after the acquisitions were $1.8 million and $4.8 million, respectively, contract and lease termination costs of $4.0 million and $4.8 million, respectively, as a result of vacating certain facilities related to the acquired operations of EarthLink, and other miscellaneous expenses of $0.8 million and $1.4 million, respectively.

(b)
For the three and six-month periods ended June 30, 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $0.6 million and $1.9 million, respectively, and other miscellaneous expenses of $0.9 million and $1.5 million, respectively.

As of June 30, 2019, we had unpaid liabilities totaling $7.0 million associated solely with restructuring initiatives, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 11).

Operating (Loss) Income

We reported operating losses of $422.9 million and $2,804.2 million for the three and six-month periods ended June 30, 2019, respectively, as compared to operating income of $88.3 million and $157.3 million for the same periods in 2018. The operating losses in the three and six-month periods ended June 30, 2019 are primarily due to goodwill impairment charges of $373.3 million and $2,712.3 million, respectively, and additional straight-line expense of $168.9 million and $337.7 million, respectively, under our contractual arrangement with Uniti, partially offset by reductions in depreciation and amortization expense of $94.7 million and $205.0 million respectively. The increase in straight-line expense and substantially all of the declines in depreciation expense resulted from the adoption of the new leasing standard effective January 1, 2019, and a change in our accounting treatment for our arrangement with Uniti to an operating lease, as previously discussed. The operating loss for the three and six-month periods of 2019 also reflected decreases in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. The adverse effects from these revenue reductions were partially offset by decreased labor costs attributable to workforce reductions completed in 2019 and 2018 and lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declines in the number of customers served and decreases in long-distance usage.

Other (Expense) Income, Net

The components of other (expense) income, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Non-operating pension (expense) income	$(6.3)	$13.2	$(4.4)	$18.5
Non-operating postretirement benefits expense	(0.2)	(0.1)	(0.3)	(0.3)
Ineffectiveness of interest rate swaps	—	—	(3.0)	—
Loss on disposal of data center operations (a)	—	(0.6)	—	(7.9)
Other, net	(2.7)	(0.5)	(2.5)	(0.6)
Other (expense) income, net	$(9.2)	$12.0	$(10.2)	$9.7

(a)
During 2018, Windstream Services disposed of its data center operations in Virginia. In completing this disposal, Windstream Services also settled its remaining obligations under a long-term lease and incurred a net loss on disposal.

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Superpriority debtor-in-possession term loan facility	$5.7	$—	$7.1	$—
Senior secured credit facility, Tranche B	44.7	28.3	79.1	53.9
Senior secured credit facility, revolving line of credit	17.8	11.7	30.8	20.7
Senior secured first and second lien notes	13.0	14.0	43.7	27.8
Senior unsecured notes	—	50.0	12.6	101.8
Notes issued by subsidiaries	1.7	1.7	3.4	3.4
Interest expense - long-term lease obligations:
Telecommunications network assets	—	117.4	—	235.9
Real estate contributed to pension plan	1.5	1.6	3.1	3.1
Impacts of interest rate swaps	(3.0)	(0.6)	(5.9)	—
Interest on capital leases and other	1.4	1.0	2.3	2.5
Less capitalized interest expense	(2.0)	(0.7)	(3.5)	(1.6)
Total interest expense	$80.8	$224.4	$172.7	$447.5

The decreases in both periods of 2019 primarily reflect lower interest expense associated with the long-term lease obligation under the contractual arrangement with Uniti of $117.4 million and $235.9 million, respectively, attributable to no longer accounting for our arrangement with Uniti as a financing obligation upon adoption of the new leasing standard, as previously discussed. Interest expense attributable to our senior unsecured notes decreased $50.0 million in the three-month period of 2019 and $89.2 million in the six-month period of 2019 primarily due to the effects of the exchange transactions completed in the third quarter of 2018 and no longer recording interest expense on these obligations after the filing of the Chapter 11 Cases. These decreases were partially offset by additional interest associated with borrowings under our superpriority debtor-in-possession facility and the adverse effects of exchanging unsecured senior notes for new 2024 and 2025 second lien notes in the third quarter of 2018, which were issued at comparatively higher interest rates, as well as higher interest costs applicable to borrowings outstanding under the senior secured credit facility. Following our default under the senior secured credit facility, interest rates charged on these borrowings reset to the applicable default rates, which are comparatively higher than the non-default interest rates.

Income Taxes

During the three and six-month periods ended June 30, 2019, we recognized income tax benefits of $54.2 million and $323.0 million, respectively, as compared to income tax benefits of $30.4 million and $65.4 million for the same periods in 2018. The income tax benefits recorded in both periods of 2019 reflected the loss before taxes recognized in each period. The income tax benefit recorded in the six-month period of 2019 was offset by discrete tax expense of $455.6 million related to our goodwill impairment. Comparatively, the income tax benefit recorded in the six-month period ended June 30, 2018 was offset by discrete tax expense of $3.3 million associated with the vesting of restricted stock. Our effective tax rates were 9.1 percent and 10.2 percent for the three and six-month periods ended June 30, 2019, respectively, as compared to 24.5 percent and 23.3 percent for the same periods in 2018, respectively. The effective rates for the six-month periods ended June 30, 2019 and 2018 were impacted by the discrete items discussed above.

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

SEGMENT OPERATING RESULTS

Effective April 1, 2019, we reorganized our business operations into three segments: Kinetic, Enterprise and Wholesale. The Kinetic business unit primarily serves customers in markets in which we are the incumbent local exchange carrier (“ILEC”) and provides services over network facilities operated by us. The Enterprise and Wholesale business units primarily serve customers in markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. As a result of this reorganization, we improved the alignment of our customer base within our ILEC and CLEC markets.  The significant changes to our previous segment structure included: (1) shifting certain business customers with operations in ILEC-only markets from the Enterprise segment to the Consumer & Small Business segment, which was renamed Kinetic; (2) shifting governmental and resale customers from Wholesale to Enterprise; (3) shifting wholesale customers and related services in ILEC markets from Wholesale to Kinetic; and (4) allocating certain corporate expenses, primarily property taxes, to the segments. Prior period segment information has been revised to reflect these changes for all periods presented.

On December 31, 2018, we completed the sale of substantially all of our consumer CLEC business. The consumer operations sold consisted solely of the former EarthLink consumer business that we acquired in February 2017. The sale of the consumer CLEC business did not represent a strategic shift in our operations nor have a major effect on our consolidated results of operations, financial position or cash flows, and therefore did not qualify for reporting as a discontinued operation. Accordingly, for periods prior to the sale, the sold CLEC business continues to be presented as a separate segment. The retained  portion of the consumer CLEC business, primarily consisting of revenues generated from our master services agreement with Uniti have been assigned to the Enterprise segment. For financial reporting purposes, our segments consist of:

Kinetic – We manage as one business our residential, business, and wholesale operations in those markets in which we are the ILEC due to the similarities with respect to service offerings, marketing strategies and customer service delivery. Residential customers can bundle voice, high-speed Internet and video services, to provide one convenient billing solution and receive bundle discounts. We offer a wide range of advanced Internet, voice, and web conferencing products to our business customers. These services are equipped to deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a global business solution to meet our business customer needs.

Products and services offered to business customers include traditional local and long-distance voice services, high-speed Internet services, and value-added services such as security and online back-up, which are delivered primarily over network facilities operated by us. We offer consumer video services through relationships with DirecTV and Dish Network LLC, and we also own and operate cable television franchises in some of our service areas. We offer Kinetic, a premium broadband and video entertainment offering in several of our markets.

Our wholesale services are focused on providing network bandwidth to other telecommunications carriers and network operators. These services include special access services, which provide access and network transport services to end users including Ethernet access up to 2 Gbps, traditional TDM private line access and transport. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market, and both Ethernet/dedicated Internet connections and broadband access services. The combination of these services allow Kinetic wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

Wholesale – Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers within CLEC markets. These services include network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections in CLEC markets to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. The combination of these services allow wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.
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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, straight-line expense under the contractual arrangement with Uniti, share-based compensation, business transformation expenses, costs related to network optimization projects, spend commitment penalties incurred under certain carrier discount plans, and reserves for funding denials from USAC to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other expense, net, reorganization items, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 15 to the consolidated financial statements for a reconciliation of segment income to consolidated net income (loss).

KINETIC SEGMENT

As of June 30, 2019, the Kinetic segment includes approximately 1.4 million residential and small business customers. This segment generated $1,038.3 million in revenue and $612.1 million in segment income, or contribution margin, during the first half of 2019.

Strategy

As of June 30, 2019, we reached 69 percent of our footprint with 25 megabits per second (Mbps”) speeds and 40 percent with 100 Mbps speeds. Speed expansion is a key part of our consumer strategy for 2019 as we doubled our 100 Mbps speed availability in the first quarter of 2019. In addition, we offer 1-Gigabit per second (“Gbps”) Internet service in 16 states to deliver faster speeds to more of our customer base. Connect America Fund (“CAF”) funding will also provide support and allow us to expand our broadband capabilities.

Our network investments make us more competitive in the marketplace and create a great customer experience, which helps us retain existing customers and grow market share through new customer acquisition. As of June 30, 2019, 45 percent of our consumer broadband customers were on speeds of 25 Mbps or greater. Our small business strategy also centers around investing in our network. During the first half of 2019, we doubled the availability of our Kinetic fiber Internet services, which provides speeds up to 1 Gbps, to approximately 100,000 business locations across 16 states.

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

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$253.2	$254.3	$(1.1)	—	$506.3	$509.4	$(3.1)	(1)
Voice-only (b)	28.1	30.7	(2.6)	(8)	56.7	62.1	(5.4)	(9)
Video and miscellaneous	10.1	11.3	(1.2)	(11)	20.2	22.7	(2.5)	(11)
Total consumer	291.4	296.3	(4.9)	(2)	583.2	594.2	(11.0)	(2)
Small business (c)	78.4	84.5	(6.1)	(7)	158.3	170.9	(12.6)	(7)
Wholesale (d)	52.3	57.8	(5.5)	(10)	104.6	115.5	(10.9)	(9)
Switched access (e)	6.2	7.0	(0.8)	(11)	12.5	15.1	(2.6)	(17)
CAF Phase II funding and frozen federal USF (f)	44.4	46.1	(1.7)	(4)	89.8	92.1	(2.3)	(2)
State USF and ARM support (f)	21.7	23.9	(2.2)	(9)	43.8	48.1	(4.3)	(9)
End user surcharges (f)	14.3	16.8	(2.5)	(15)	30.1	34.1	(4.0)	(12)
Total service revenues	508.7	532.4	(23.7)	(4)	1,022.3	1,070.0	(47.7)	(4)
Product sales (g)	8.0	6.6	1.4	21	16.0	12.1	3.9	32
Total revenues and sales	516.7	539.0	(22.3)	(4)	1,038.3	1,082.1	(43.8)	(4)
Costs and expenses (h)	213.4	224.0	(10.6)	(5)	426.2	441.7	(15.5)	(4)
Segment income	$303.3	$315.0	$(11.7)	(4)	$612.1	$640.4	$(28.3)	(4)

(a)	Decreases primarily reflected the effects of lower priced acquisition and customer retention rate plans aimed at improving customer churn.

(b)	Decreases were primarily attributable to lower demand for voice-only services.

(c)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(d)	Decreases due to lower usage for voice-only services, declines in fiber connections and data transport services due to customer churn.

(e)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities. The decreases were primarily due to the effects of intercarrier compensation reform. See “Regulatory Matters” for a further discussion.

(f)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the access recovery charge (“ARC”). The decrease in state USF and ARM support in 2019 was primarily due to the effects of intercarrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(g)	Increases were primarily due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

(h)
Decreases were primarily due to reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households. Decrease also reflects reduced labor costs attributable to workforce reductions completed in 2019 and 2018.

The following table reflects the Kinetic segment operating metrics:

	Consumer Operating Metrics:		Small Business customers (c)
(Thousands)	Households served (a)	High-speed Internet customers (b)

June 30, 2019	1,244.0	1,034.3	112.6
March 31, 2019	1,250.6	1,032.4	115.4
(Decrease) increase in customers	(6.6)	1.9	(2.8)

June 30, 2018	1,251.3	1,006.7	123.2
March 31, 2018	1,257.3	1,004.4	125.0
(Decrease) increase in customers	(6.0)	2.3	(1.8)

Year-over-Year metrics:
(Decrease) increase in customers	(7.3)	27.6	(10.6)
Percentage (decrease) increase	(1)%	3%	(9)%

(a)
Decreases in the number of consumer households served were primarily attributable to effects of competition from other service providers. For the three and six-month periods ended June 30, 2019, consumer households served decreased by 6,600 and 3,900, respectively, compared to decreases of 6,000 and 17,500, respectively, for the same periods in 2018.

(b)
Increases in consumer high-speed Internet customers were primarily due to the improved sales and customer retention efforts primarily attributable to offering faster, more competitive speeds. As of June 30, 2019, we provided high-speed Internet service to approximately 95 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and six-month periods ended June 30, 2019, consumer high-speed Internet customers increased by 1,900 and 13,300, respectively, compared to increases of 2,300 and 100, respectively, for the same periods in 2018.

(c)
Decreases in small business customers were primarily due to competition from cable companies. For the three and six-month periods ended June 30, 2019, small business customers decreased by 2,800 and 5,500, respectively, compared to decreases of 1,800 and 4,900, respectively, for the same periods in 2018. We expect the number of small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first half of 2019, the Enterprise segment generated $1,388.1 million in revenue and $271.8 million in contribution margin.

Strategy

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN and UCaaS represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. During the first half of 2019, strategic sales from SD-WAN, UCaaS and other on-net services comprised 61.2 percent of our total Enterprise sales. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

Results of Operations

As further presented in the table below, our Enterprise segment’s operating results for 2019 were adversely impacted by the effects of operating a business while in bankruptcy, which has resulted in increased customer churn and has limited our ability to transition existing customers to our higher margin next-generation products, such as OfficeSuite®, SD-WAN and UCaaS. In addition to the disruption caused by bankruptcy, our Enterprise segment continues to be impacted by the effects of competition from other large communications services providers who offer similar services, from traditional voice to advanced data and technology services using similar facilities and technologies and compete directly with us for customers of all size.

The following table reflects the Enterprise segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues:
Core (a)	$308.8	$358.6	$(49.8)	(14)	$630.2	$718.6	$(88.4)	(12)
Strategic (b)	69.5	48.7	20.8	43	132.5	92.7	39.8	43
Legacy (c)	133.4	164.7	(31.3)	(19)	273.9	331.4	(57.5)	(17)
Other (d)	134.8	147.6	(12.8)	(9)	275.3	298.3	(23.0)	(8)
End user surcharges	26.9	32.2	(5.3)	(16)	57.5	66.2	(8.7)	(13)
Total service revenues	673.4	751.8	(78.4)	(10)	1,369.4	1,507.2	(137.8)	(9)
Product sales	8.3	13.1	(4.8)	(37)	18.7	26.4	(7.7)	(29)
Total revenues and sales	681.7	764.9	(83.2)	(11)	1,388.1	1,533.6	(145.5)	(9)
Costs and expenses (e)	542.5	618.3	(75.8)	(12)	1,116.3	1,259.8	(143.5)	(11)
Segment income	$139.2	$146.6	$(7.4)	(5)	$271.8	$273.8	$(2.0)	(1)

(a)
Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services. The decreases were primarily attributable to lower sales and higher churn in data and integrated services, partially offset by incremental revenues for the three and six-month periods ended June 30, 2019 of $8.5 million and $17.5 million, respectively, attributable to acquisitions.

(b)	Strategic revenues consist of SD-WAN, UCaaS, OfficeSuite©, and associated network access products and services. Increases were primarily due to growth in these product offerings.

(c)	Legacy revenues consist of TDM voice and data services. Decreases were primarily due to lower demand and higher churn in voice services.

(d)
Other revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues. Decreases reflect higher customer churn due to the effects of competition.

(e)
Decreases were primarily due to lower interconnection expense from the continuation of network efficiency projects, reduced labor costs due to workforce reductions, lower sales and marketing costs, and an overall decrease in the number of customers served.

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps wave and transport services to wholesale customers, including telecommunications companies, content providers, and cable and other network operators. The Wholesale business segment produced $180.7 million in revenue and $127.7 million in contribution margin for the first half of 2019.

Strategy

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues:
Service revenues:
Core services (a)	$80.5	$87.7	$(7.2)	(8)	$165.6	$175.9	$(10.3)	(6)
Switched access (b)	7.6	9.4	(1.8)	(19)	15.1	18.8	(3.7)	(20)
Total revenues and sales	88.1	97.1	(9.0)	(9)	180.7	194.7	(14.0)	(7)
Costs and expenses (c)	23.1	27.0	(3.9)	(14)	53.0	54.9	(1.9)	(3)
Segment income	$65.0	$70.1	$(5.1)	(7)	$127.7	$139.8	$(12.1)	(9)

(a)
Core services primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The decreases were primarily attributable to lower non-recurring revenue, lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks, partially offset by increase in long-distance usage.

(b)	Decreases were primarily attributable to the effects of intercarrier compensation reform.

(c)
Decreases were primarily related to lower interconnection expense, reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects.

Regulatory Matters

We are subject to regulatory oversight by the Federal Communications Commission (“FCC”) for certain interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that mandate such oversight. We actively monitor and participate in proceedings at the FCC and PUCs and engage with federal and state legislatures on matters of importance to us.

On occasion, federal and state legislation is introduced that could affect our business. Most proposed legislation of this type never becomes law. Accordingly, it is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law.

Federal Regulation and Legislation

USF Reform

In 2015, Windstream accepted Connect America Fund (“CAF”) Phase II support offers for 17 of its 18 states where it is an incumbent provider, totaling approximately $175.0 million in annual funding, and such support continues through 2021. Windstream is obligated to offer broadband service at 10/1 Mbps (or better) to approximately 400,000 eligible locations in high-cost areas in those 17 states. Windstream declined the statewide offer in just one state, New Mexico, where Windstream’s projected cost to comply with FCC deployment requirements greatly exceeded the funding offer. Windstream is on track to meet all of its deployment obligations due at the end of 2020.

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2018	2019	2020	2021
CAF Phase II support	$174.9	$174.9	$174.9	$174.9
Transitional Frozen USF support	2.9	—	—	—
New Mexico Frozen USF support	4.6	0.6	0.6	0.6
Total	$182.4	$175.5	$175.5	$175.5

The Rural Digital Opportunity Fund

On April 12, 2019, FCC Chairman Pai announced his intent to create the Rural Digital Opportunity Fund (“RDOF”), which will invest $20.4 billion over a ten-year period in rural high-speed broadband networks over the next decade. Through a reverse auction, the funds will be allocated to service providers to deliver up to gigabit-speed broadband in unserved and underserved rural areas.

On January 30, 2020, the FCC approved the RDOF program, which is the FCC’s most significant effort to close the digital divide to date and will connect millions of rural homes and small businesses to high-speed broadband networks. This fund will be the successor to the current CAF Phase II that Windstream participates in. Windstream advocated for the development of an economically sound funding and auction structure that delivers continuing and much-needed support for further broadband expansion in rural areas. The FCC will conduct a two-phase reverse auction to award the $20.4 billion funding. Phase I will award $16.0 billion and Phase II will award $4.4 billion. The Phase I auction will begin on October 22, 2020 and no date for the Phase II auction has been determined. Phase I will target those areas that current data confirm are wholly unserved at 25 Mbps down and 3 Mbps up speeds, and Phase II will target unserved locations within areas that data demonstrates are only partially served, as well as any areas not won in Phase I. Windstream plans to actively pursue the opportunities offered through the RDOF program.

Intercarrier Compensation

In 2011, the FCC reformed intercarrier compensation by establishing a multi-year transition to bill and keep for terminating access charges and they capped intrastate and interstate originating access rates but otherwise deferred further reforms to the originating access regime.

In June 2017, the FCC invited interested parties to refresh the record on issues raised by the Order with respect to access charges for 8YY (toll free) calls, which are under the umbrella of originating access. On June 7, 2018, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on reforms to “curb abuses” in the 8YY toll-free access regime. Currently 8YY service providers pay access charges to the carrier whose customer makes an 8YY call and compensate that originating carrier for an 8YY database query necessary to route the call correctly. The FCC proposes to move interstate and intrastate originating 8YY end office, tandem switching and transport access charges to bill-and-keep over a three-year period. The FCC also proposes to address concerns about excessive and irrationally priced rates for database query charges by capping those charges nationwide at the lowest rate currently charged by any price cap local exchange carrier and allowing only one database query charge per 8YY call. The FCC will also consider whether incumbent local exchange carriers should be able to recover their lost access charge revenues from their end users and whether it should provide any additional revenue recovery. Windstream has been working with other industry participants on proposals to address the FCC’s policy directive. We cannot now reasonably predict the timing or level of reductions, if any, the FCC may choose.

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Intercarrier compensation revenue and ARM support	$15.0	$18.9	$30.3	$38.8
Federal universal service and CAF Phase II support	$44.3	$46.1	$89.8	$92.1

IntraMTA Switched Access Litigation

Several of our subsidiaries are defendants in approximately 25 lawsuits filed by Verizon and Sprint long-distance companies (IXCs) alleging that our subsidiaries may not bill them switched access charges for calls between wireline and wireless devices that originate and terminate within the same Major Trading Area. The complaints seek historical relief in the form of refunds and prospective relief concerning future billings. These suits were consolidated in a single federal district court in Texas, including a suit filed in 2016 by fifty-five Windstream subsidiaries in Kansas federal district court to collect late payment assessments on amounts Sprint previously withheld, and to ensure consistent application of any adjudication among the subsidiaries. The district court dismissed Verizon and Sprint’s federal law claims in November 2015 and in March 2016, the plaintiffs were denied permission to appeal the dismissal. Verizon and Sprint’s state law claims and the defendants’ counterclaims for return of all withholdings (including those involving Windstream) continued in federal district court along with several lawsuits filed against Level 3 (another long-distance company) and became part of the consolidated case (but not involving Windstream). The parties filed summary judgment motions in March 2018, which were granted by the court on May 15, 2018. The interexchange carriers filed an appeal to the 5th Circuit Court of Appeals on June 29, 2018. All briefing and oral arguments have been completed and the parties are now waiting for the Court to issue a decision. The subject matter of the above suits remains a topic of a pending petition for declaratory ruling before the FCC. The outcome of the disputes is currently not predictable due to the appeal and FCC action.

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., special access and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. We incur approximately $1.2 billion in annual interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often utilize connections owned by incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.

In April 2017, the FCC adopted comprehensive reforms to its BDS rules (“BDS Order”). After an appeal by the parties, including Windstream, on August 28, 2018, the United States Court of Appeals for the 8th Circuit upheld the FCC’s rules but, based on a lack of adequate notice, it vacated and remanded the FCC’s finding that transport was sufficiently competitive to deregulate. On October 2, 2018, in response to the 8th Circuit’s remand, the FCC issued a Second Further Notice of Proposed Rulemaking on the topic of transport deregulation and requested that the 8th Circuit issue a stay of its decision vacating the transport in deference to the FCC issuing new rules regarding same. At its July 10, 2019 Open Meeting, the FCC approved a Report and Order revisiting the remanded issues and granting forbearance from ex ante regulation of BDS transport services, subject to a transition period that will end on August 1, 2020.

Additionally, on May 4, 2018, the United States Telecommunications Association (“USTA”) filed a Petition for Forbearance Pursuant to 47 U.S.C. Sec. 160(c) to Accelerate Investment in Broadband and Next-Generation Networks with the FCC. Among other requests, USTA, on behalf of some of its members, sought relief from the requirement to provide unbundled network elements (“UNEs”) and resale discounts to other telecommunications providers. At its July 10, 2019 Open Meeting, the FCC, as part of the same Order granting BDS transport forbearance, granted forbearance from DS1 and DS3 UNE transport obligations, subject to a three-year transition ending August 2, 2022.

On November 22, 2019, the FCC approved a Notice of Proposed Rulemaking to update certain unbundling rules. Specifically the FCC proposes to remove unbundling requirements for: (1) DS1 and DS3 loops in counties and study areas deemed competitive in the BDS Order with an exemption for DS1 loops used to provide residential broadband service and telecommunications service in rural areas; (2) DS0 loops in urban census blocks; (3) narrowband voice-grade loops; and (4) dark fiber transport in wire centers within a half-mile of alternative fiber. The proposal includes a three-year transition for existing customers and a six-month transition for new orders. Windstream has actively participated in industry negotiations to address our concerns with this proposal. We cannot now reasonably predict the timing or substance of any final action on this item.

Windstream is pursuing a strategy to accelerate the transition of its customers from TDM to packet-based services, which is consistent with the underlying goal of the FCC’s reform of business data services and current market trends. However, we believe the BDS order (and the original USTA forbearance proposal) present unnecessary risk of disruption to the market by not allowing an adequate transition period. Customers such as small businesses, schools and libraries are at greatest risk to this disruption, which could occur in the form of price increases for TDM services, the forced transition to purchase new packet-based communications equipment and systems, and the forced obsolescence and write-off of legacy TDM communication systems. Our strategy is to position Windstream for this transition through investments to extend the reach of our metro fiber networks directly to more buildings using fiber and fixed wireless facilities and to negotiate with providers other than the ILECs for last mile access, and to develop next generation, value-added solutions such as SD-WAN and UCaaS. The BDS reforms and UNE proceedings could negatively impact Windstream due to increased expenses to purchase business data services and UNEs, the need for greater capital investments to retain our competitiveness, and increased customer and revenue churn due to increasing prices.

Rural Healthcare Funding

Windstream and one of its Enterprise customers entered into an agreement in which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services was administered by USAC pursuant to the Universal Service Rural Health Care Telecommunications Program which offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, upholding its previous denial of funding. Windstream appealed the denial to the FCC in August 2018. Timing of a decision by the FCC is unknown. As previously discussed, we recorded a reserve for the funding denial from USAC during the second quarter of 2019, and as a result, we have no additional loss exposure related to this matter.

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 Cases with regard to this matter as it was determined it falls under a regulatory exception and is precluded from the automatic stay. USAC filed a proof of claim in the Chapter 11 Cases for approximately $6.0 million, reflecting the amount of funding previously remitted to Windstream as referenced above.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the six-month period ended June 30, 2019, we recognized $41.0 million (the majority of which came from the Texas USF). These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first half of 2019, we received $19.4 million from the large company program and $2.2 million from the small company program. The Texas USF is currently running a $23 million per quarter deficit. Absent reform, at this rate it is expected to exhaust its cash reserve by the end of 2020. The Commission is currently examining remedies to restore stability to the fund and Windstream is actively involved in those discussions.

In Nebraska, the high-cost Nebraska Universal Service Fund (“NUSF”) support available for 2020 will increase such that our funding will increase from $4.6 million received in 2019 to $6.2 million in 2020. This funding increase is directly related to the Commission’s change from a revenue-based assessment model to a connections-based assessment model. The Nebraska Public Service Commission recently opened a docket proposing a reverse auction of future NUSF funding. Most commenters have argued that the proposed rules regarding that reverse auction are impermissibly vague. To date, no further action has been directed by the Commission.

In 2017, New Mexico enacted a statute to reform the New Mexico State Rural Universal Service Fund (“SRUSF”). Among other things, the legislation authorizes an annual broadband fund in addition to the access replacement fund from which we will continue to receive support. Beginning in 2018, the amount of support is determined by adjusting the 2014 support amount by a carrier’s change in access line count and imputing the affordability benchmark, which is currently based on the FCC’s residential rate benchmark. We will be required to use at least 60 percent of this support to deploy and maintain broadband service in rural areas of the state. Our support for 2019 was $5.0 million and is expected to be $4.9 million in 2020.

Historically, we have received $3.4 million from the Oklahoma High Cost Fund (“OHCF”) on an annual basis. On February 8, 2018, the Oklahoma Corporation Commission issued an order phasing out the OHCF. As of February 28, 2019, funding was cut 25 percent per year with all funding terminating on February 28, 2022. However, in December 2018, we received notice that our application for replacement funds from the Oklahoma Universal Service Fund (“OUSF”) was approved. Accordingly, we will continue to receive $3.4 million annually from a combination of OHCF and OUSF support through February 28, 2022 and, thereafter, solely from the OUSF.

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

“Debtor-in-Possession” Financing
On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1.0 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1.0 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500.0 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein.
On February 26, 2019, the date that the Debtors filed a motion for the approval of the DIP Facilities with the Bankruptcy Court, which was granted (the “Effective Date”), a portion of the Term Loan Commitments in an amount equal to $300.0 million and a portion of the Revolving Facility in an amount equal to $100.0 million became available to Windstream Services. On April 16, 2019, in connection with our Second Day Hearing, Windstream Services received access to an additional $600.0 million of financing for a total of $1.0 billion available to us under the DIP Facilities. As of June 30, 2019, $500.0 million was outstanding under the Term Loan Facility and no borrowings were outstanding under the Revolving Facility. Considering letters of credit of $27.6 million and $57.7 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $414.7 million as of June 30, 2019.
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
Historical Cash Flows

We rely largely on operating cash flows to provide for our liquidity requirements. As noted above, we also have access to and available borrowing capacity under our DIP Facilities. We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2019, that cash on hand and cash expected to be generated from operating activities will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt service requirements, and payments due under the contractual arrangement with Uniti. As previously discussed, we incurred goodwill impairment charges totaling $2,712.3 million in the first and second quarters of 2019 based on the results of interim goodwill impairment assessments. While these non-cash charges reduced our reported operating results, the charges had no effect on our immediate or near-term liquidity position. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

The following table summarizes our cash flow activities for the six months ended June 30:

(Millions)	2019	2018
Cash flows provided from (used in):
Operating activities	$293.9	$539.7
Investing activities	(415.7)	(452.7)
Financing activities	231.3	(85.1)
Increases in cash, cash equivalents and restricted cash	$109.5	$1.9

Our cash position increased by $109.5 million to $470.5 million at June 30, 2019, from $361.0 million at December 31, 2018, as compared to an increase of $1.9 million during the same period in 2018. Cash inflows in the six-month period ended June 30, 2019 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, and payments under our finance and capital lease obligations.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $245.8 million in the six-month period ended June 30, 2019, as compared to the same period in 2018 primarily due to the absence of operating cash flows attributable to the sold Consumer CLEC business and incremental cash outlays of $76.2 million for reorganization items, net. Operating cash flows for the six months ended June 30, 2019 also reflect a decrease of $102.8 million attributable to no longer classifying a portion of the cash payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of the new leasing standard. As previously discussed, we changed the accounting for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard. These decreases were partially offset by favorable changes in working capital, primarily attributable to not paying pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases.

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

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives. Cash used in investing activities decreased $37.0 million in the six-month period ended June 30, 2019, as compared to the same period in 2018, primarily due to a decrease in our capital spending, as well as the absence of cash outlays for acquisitions in 2019. In March 2018, we paid $37.1 million in cash for the acquisition of MASS. Capital expenditures were $407.4 million for the six-month period ended June 30, 2019 compared to $406.3 million for the same period in 2018, an increase of $1.1 million. Capital expenditures for the first half of 2018 included $18.0 million of incremental spend related to our 2017 acquisitions of EarthLink Holdings Corp. and Broadview Networks Holdings, Inc.

Cash Flows - Financing Activities

Cash provided from financing activities was $231.3 million for the six-month period ended June 30, 2019 compared to $85.1 million for the same period in 2018.

Proceeds from new issuances of debt during the first half of 2019 were $655.0 million, which consisted of $500.0 million of new borrowings under our DIP Facilities and additional borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. Comparatively, proceeds from new issuances of long-term debt during the first half of 2018 were $450.0 million, which consisted solely of new borrowings under Windstream Services’ revolving line of credit.

Debt repayments for the six-month period ended June 30, 2019 totaled $372.4 million and primarily consisted of repayments of $370.0 million of borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. On January 3, 2019, Windstream Services repaid $312.0 million of these borrowings using proceeds received from the sale of the Consumer CLEC business. Comparatively, debt repayments for the six months ended June 30, 2018 totaled $413.1 million and included a one-time mandatory redemption payment of $150.0 million applicable to the 8.750 percent senior notes due December 15, 2024 (“2024 Notes”). The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During the first six months of 2018, Windstream Services also repaid $250.0 million of borrowings under its revolving line of credit.

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

Pension and Employee Savings Plan Contributions

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements. During the first six months of 2019, we made our required quarterly employer contributions totaling $6.4 million in cash. In July 2019, we made our next required quarterly contribution to the qualified pension plan of $3.4 million in cash. We intend to fund the remaining 2019 contributions using cash. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2019 totaling $0.8 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution. Comparatively, in March 2018, we contributed 3.6 million shares of our common stock with a value of $28.3 million to the plan for the 2017 annual matching contribution.

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
The plan is not meant to be an anti-takeover measure and our board of directors has established a procedure to consider requests to exempt the acquisition of Windstream Holdings common stock from the rights plan, if such acquisition would not limit or impair the availability of our NOLs. On August 7, 2018, we amended the plan to extend its term to September 17, 2021. In light of Windstream’s restructuring process, the plan will no longer be in effect after it emerges from the Chapter 11 Cases.
Debt

Windstream Holdings has no debt obligations. All of our debt has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt. As of June 30, 2019, we had $6,099.3 million in debt outstanding. Except for the DIP Facilities, all of our debt has been classified as liabilities subject to compromise in the accompanying consolidated balance sheet (see Note 4).
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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At June 30, 2019, Windstream Services was in default of certain of its debt covenants and restrictions due to the adverse court ruling and filing of the Chapter 11 Cases, as further discussed below.

As further discussed in Note 16, on September 22, 2017, Windstream Services received a purported notice of default dated September 21, 2017 (the “Original Notice”) from a noteholder that claims to hold greater than 25 percent in aggregate principal amount of the 6.375 percent 2023 Notes issued under the indenture dated January 23, 2013 (the “2013 Indenture”), between Windstream Services, as issuer, Windstream Finance Corp., as co-issuer, the guarantors party thereto and U.S. Bank National Association, as trustee (the “Trustee”). The Original Notice primarily alleged that the transfer of certain assets and the subsequent lease of those assets in connection with the spin-off of Uniti did not comply with the Sale and Leaseback covenant under the 2013 Indenture. As previously noted, on February 16, 2019, Judge Jessie Furman ruled in favor of the noteholder on this point.

In November 2017, Windstream Services completed a private placement offering of approximately $600.0 million in aggregate principal amount of 8.625 percent notes due October 31, 2025 (“2025 Notes”). Windstream Services used the net proceeds of the offering to repay approximately $250.0 million of borrowings under its revolving line of credit and to repay approximately $140.0 million of amounts outstanding under its Tranche B6 term loan. Windstream Services also completed exchange offers with respect to certain of its senior secured notes, improving the maturity profile of its long-term debt obligations due in 2020, 2021 and 2022. In completing these exchange offers, Windstream Services issued $561.9 million aggregate principal amount of new August 2023 Notes, issued $200.0 million aggregate principal amount of 2025 Notes. Pursuant to exchanges offers for its 2021 and 2022 Notes, in December 2017, Windstream Services issued $834.3 million in aggregate principal amount of 2024 Notes in exchange for $539.2 million aggregate principal amount of 2021 Notes and $232.1 million aggregate principal amount of 2022 Notes.

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

Contractual Obligations and Commitments

Following the filing of the Chapter 11 Cases and issuance of $500.0 million under the senior secured, superpriority debtor-in-possession term loan, our contractual obligations and commitments changed from December 31, 2018. The table below presents our principal and interest payments on our debtor-in-possession term loan and operating lease obligations as of June 30, 2019.

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Principal payment on debtor-in-possession term loan facility	$—	$500.0	$—	$—	$500.0
Interest payments on debtor-in-possession term loan facility	25.1	16.4	—	—	41.5
Operating leases (a)	787.6	1,495.9	1,443.6	4,086.9	7,814.0
Total	$812.7	$2,012.3	$1,443.6	$4,086.9	$8,355.5

(a)	Operating leases include non-cancellable operating leases, consisting principally of our arrangement with Uniti as well as leases of network facilities, real estate, office space and office equipment.

Supplemental Guarantor Financial Information

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

The following tables present summarized financial information for Windstream Services and the Guarantors, on a combined basis, after elimination of intercompany transactions and balances between Windstream Services, the Guarantors and the Non-Guarantors.

Summarized and combined balance sheet information was as follows:

(Millions)	June 30, 2019	December 31, 2018
Current assets	$578.4	$634.5
Noncurrent assets	$3,169.3	$4,521.5
Current liabilities (a)	$725.1	$7,566.1
Noncurrent liabilities (b)	$7,522.5	$184.7

(a)
For 2018, includes $5,728.1 million of debt obligations and $1,334.5 million of long-term lease obligations reclassified as current liabilities due to the event of default and filing of the Chapter 11 Cases further discussed in Note 4 to the consolidated financial statements.

(b)	Includes $7,514.1 million of liabilities classified as subject to compromise at June 30, 2019.

Summarized and combined results of operations for the six months ended June 30, 2019 was as follows:

(Millions)
Revenues and sales	$496.7
Operating loss	$(2,221.9)
Loss before income taxes	$(2,560.4)
Net loss	$(2,356.5)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2019	2018	2019	2018
Operating (loss) income	$(422.9)	$88.3	$(2,804.2)	$157.3
Depreciation and amortization	276.0	370.7	547.5	752.5
Goodwill impairment	373.3	—	2,712.3	—
OIBDA	$226.4	$459.0	$455.6	$909.8

Critical Accounting Policies and Estimates

Goodwill

As further discussed in Note 3 to the consolidated financial statements, during the first quarter of 2019, we performed a quantitative goodwill impairment test comparing the fair value to carrying value for each or our three reporting units consisting of Consumer & Small Business, Enterprise, and Wholesale, which is consistent with how we defined our three reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate. We estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Based on the results of our quantitative analysis, we recorded an impairment of all remaining goodwill in our Consumer & Small Business reporting unit of $903.4 million, an impairment of all remaining goodwill in our Enterprise reporting unit of $996.2 million, and an impairment of goodwill in our Wholesale reporting unit of $439.4 million, representing the excess of the carrying value from each reporting unit’s fair value.

As described in Note 15, effective April 1, 2019, we implemented a new business unit organizational structure resulting in a change in our reportable operating segments and reporting units and reallocated the remaining goodwill of the former Wholesale reporting unit on a relative fair value to our new Kinetic, Enterprise and Wholesale reporting units. We also confirmed, immediately before the reorganization and reallocation of goodwill, that no further impairment existed in the former Wholesale reporting unit. We performed a quantitative goodwill impairment test as of April 1, 2019, which compared, for each reporting unit, its fair value to its carrying value. We estimated the fair value of our new reporting units using an income approach based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. The results of the goodwill impairment test indicated that the carrying values of our Kinetic and Enterprise reporting units exceeded their fair values. Accordingly, during the second quarter of 2019, we recorded an impairment of all goodwill allocated to our Kinetic reporting unit of $254.3 million and an impairment of all goodwill allocated to our Enterprise reporting unit of $119.0 million, representing the excess of the carrying value from each reporting unit’s fair value. The fair value of the Wholesale reporting unit exceeded its carrying value and was not at risk of a goodwill impairment at this time.

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Excluding goodwill impairment discussed above, these critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the six-month period ended June 30, 2019.
Recently Adopted Authoritative Guidance

During 2019, we adopted the following authoritative guidance:

•	Leases

•	Derivatives and Hedging

•	Supplemental Guarantor Financial Information

Effective January 1, 2020, we adopted the following authoritative guidance:

•	Financial Instruments - Credit Losses

•	Implementation Costs in Cloud Computing Arrangements

See Note 1 for further discussion of this guidance and the related impacts to our consolidated financial statements.

Recently Issued Authoritative Guidance

The following authoritative guidance, together with our evaluation of the related impact to the consolidated financial statements, is more fully described in Note 1 to the consolidated financial statements.

•	Income Taxes

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

A wide range of factors could cause actual results to differ materially from those contemplated in our forward-looking statements, including, but not limited to:

•
adverse changes in economic, political or market conditions in the areas that we serve, the U.S. and globally, including but not limited to, changes resulting from epidemics, pandemics and outbreaks of contagious diseases, including the COVID-19 global pandemic as declared by the World Health Organization on March 11, 2020, or other adverse public health developments;

•
potential adverse impacts of the COVID-19 global pandemic on our employees’ health, safety, and their opportunities to perform job tasks due to social distancing or working remotely, on the performance of our network, on our relationships with our current or prospective customers and vendors and their abilities to perform under current or proposed arrangements with us, and on our supply chain;

•
risks and uncertainties relating to the Chapter 11 Cases, including completion of our Chapter 11 Cases and timing of our emergence from the bankruptcy process that is dependent on several factors, including approval of our Plan of Reorganization and obtaining necessary regulatory approvals related to the emergence process, and the impact of these risks and uncertainties on our business;

•
our ability to obtain Bankruptcy Court approval with respect to our Plan of Reorganization, that includes any Plan supplements or exhibits, or any of our motions filed in the Chapter 11 Cases from time to time;

•	our ability to pursue our business strategies during the pendency of the Chapter 11 Cases;

•	our ability to generate sufficient cash to fund our operations during the pendency of the Chapter 11 Cases;

•	our ability to implement a business plan;

•	the diversion of management's attention as a result of the Chapter 11 Cases;

•	increased levels of employee attrition as a result of the Chapter 11 Cases;

•	our ability to continue as a going concern;

•	volatility of our financial results as a result of the Chapter 11 Cases;

•	the conditions to which our debtor-in-possession financing is subject to and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of our control;

•
the impact of any challenge by creditors or other parties to our proposed Plan of Reorganization and previously completed transactions or other restructuring issues, along with risks associated with our ability to defend motions filed presenting these challenges;

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

•
our election to accept statewide offers under the FCC’s Connect America Fund, Phase II, and the impact of such election on our future receipt of federal universal service funds and capital expenditures, and any return of support received pursuant to the program or future versions of the program implemented by the FCC, including but not limited to the Rural Digital Opportunity Fund;

•
our ability to make payments under the current or future arrangements with Uniti, which may be affected by results of operations, changes in our cash requirements, cash tax payment obligations, or overall financial position;

•	the extent, timing and overall effects of competition in the communications business;

•
unfavorable rulings by state public service commissions in current and further proceedings regarding universal service funds, intercarrier compensation or other matters that could reduce revenues or increase expenses;

•	material changes in the communications industry that could adversely affect vendor relationships with equipment and network suppliers and customer relationships with wholesale customers;

•	earnings on pension plan investments significantly below our expected long-term rate of return for plan assets or a significant change in the discount rate or other actuarial assumptions;

•	unfavorable results of litigation or intellectual property infringement claims asserted against us;

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

As of June 30, 2019 and 2018, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $3,050.9 million and $1,357.9 million, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have increased annual interest expense by approximately $30.5 million and $13.6 million for the six-month period ended June 30, 2019 and 2018, respectively. Actual results may differ from this estimate.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

Controls and Procedures for Windstream Holdings, Inc.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Holdings’ disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 was filed on May 10, 2019, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2019. Subsequently, our management, including our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2019, and continue to not be effective as of June 30, 2019 due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over analyzing, validating and concluding on key assumptions provided by third-party valuation firms and used in the Company’s accounting for leases. Specifically, the Company did not have effective controls to assess the reasonableness of certain assumptions used in the determination of the lease classification, including to identify and evaluate contrary information, resulting in the untimely resolution of our lease classification conclusion.

While this control deficiency did not result in a material misstatement to the Company’s consolidated interim or annual financial statements, management concluded this control deficiency could result in a misstatement to the lease-related account balances or disclosures that would result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

(b)	Remediation Plan

In response to the material weakness described above, management is currently evaluating our process and controls related to the review and validation, including consideration of contrary evidence, of the analysis prepared by third-party valuation firms used for purposes of lease accounting and plans to design and implement adequate internal controls and procedures to ensure that the assumptions are properly reviewed, validated and accounted for, and management can effectively evaluate analyses conducted by third-party valuation firms that perform analyses to provide assumptions that support lease accounting.

Management believes that the implementation of the above changes and resulting improvements in internal control over financial reporting will remediate the identified material weakness; however, the material weakness cannot be considered fully remediated until the changes in internal control processes and procedures have been in operation for a period of time and subject to control testing by management.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures for Windstream Services, LLC

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Services’ disclosure controls and procedures as of the end of the period covered by these quarterly reports (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 was filed on May 10, 2019, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2019. Subsequently, our management, including our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2019, and continue to not be effective as of June 30, 2019 due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of an entity’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls over analyzing, validating and concluding on key assumptions provided by third-party valuation firms and used in the Company’s accounting for leases. Specifically, the Company did not have effective controls to assess the reasonableness of certain assumptions used in the determination of the lease classification, including to identify and evaluate contrary information, resulting in the untimely resolution of our lease classification conclusion.

While this control deficiency did not result in a material misstatement to the Company’s consolidated interim or annual financial statements, management concluded this control deficiency could result in a misstatement to the lease-related account balances or disclosures that would result in a material misstatement to interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management concluded that this control deficiency constituted a material weakness.

(b)	Remediation Plan

In response to the material weakness described above, management is currently evaluating our process and controls related to the review and validation, including consideration of contrary evidence, of the analysis prepared by third-party valuation firms used for purposes of lease accounting and plans to design and implement adequate internal controls and procedures to ensure that the assumptions are properly reviewed, validated and accounted for, and management can effectively evaluate analyses conducted by third-party valuation firms that perform analyses to provide assumptions that support lease accounting.

Management believes that the implementation of the above changes and resulting improvements in internal control over financial reporting will remediate the identified material weakness; however, the material weakness cannot be considered fully remediated until the changes in internal control processes and procedures have been in operation for a period of time and subject to control testing by management.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After a trial in July 2018, on February 15, 2019, Judge Jessie Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off, invalidating the 2017 exchange and consent transactions, and found that the trustee under the 2013 Indenture and/or Aurelius was entitled to a judgment:

•	that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

•	that our breaches of Section 4.19 constitute a “Default” under 2013 Indenture;

•	that the 6.375 percent notes issued in the 2017 exchange and consent transactions do not constitute “Additional Notes” under the 2013 Indenture;

•	that the notice of default with respect to the foregoing breaches was valid and effective;

•	that those breaches ripened into “Events of Default” as defined in the 2013 Indenture on December 6, 2017;

•
that the notice of acceleration with respect to those “Events of Default” was valid and effective, and all principal together with all accrued and unpaid interest on the notes became immediately due and payable as of that date;

•	enjoining us from taking any further action to issue new notes in contravention of, or to otherwise violate, the 2013 Indenture;

•	awarding Aurelius a money judgment in an amount of $310,459,959.10 plus interest from and after July 23, 2018; and

•	dismissing our counterclaims with prejudice.

•	that, in effecting the Spin-Off, we failed to comply with the covenants set forth in Section 4.19 of the 2013 Indenture restricting certain sale and leaseback transactions;

On March 1, 2019, Judge Furman issued an Order that he cannot enter a final judgment due to the Automatic Stay imposed by the filing of the Chapter 11 Cases. The matter has been administratively closed subject to the right of any party to move to reopen it within twenty-one (21) days of the conclusion of the Chapter 11 Cases or the lifting or modification of the automatic stay.

Windstream Holdings, its current and former directors, and certain of its executive officers are the subject of shareholder-related lawsuits arising out of the merger with EarthLink Holdings Corp. in February 2017. Two putative shareholders have filed separate purported shareholder class action complaints in federal court in Arkansas and state court in Georgia, captioned Murray v. Earthlink Holdings Corp., et. al., and Yadegarian v. Windstream Holdings, Inc., et. al., respectively. Additionally, two separate shareholder derivative actions were filed during the fourth quarter of 2018 in Arkansas federal court on behalf of Windstream Holdings, Inc., styled Cindy Graham v. Wells, et. al., and Larry Graham v. Thomas, et. al. All of the complaints contain similar assertions and claims of alleged securities law violations and breaches of fiduciary duties related to the disclosures in the joint proxy statement/prospectus soliciting shareholder approval of the merger, which the plaintiffs allege were inadequate and misleading.

Suggestions of Bankruptcy and Notices of the Automatic Stay were filed with regard to the Murray, Yadegarian and Graham cases, but the Plaintiffs challenged the applicability of the stay with regard to non-debtor defendants. Windstream filed an adversary proceeding motion with the Bankruptcy Court regarding this challenge. At a hearing on Windstream’s adversary proceeding motion conducted on June 17, 2019, the Bankruptcy court agreed to lift the automatic stay temporarily to allow the federal court presiding over the Murray case to hear arguments regarding Windstream’s motion to dismiss because it was procedural in nature. Oral arguments on the motion to dismiss were held August 22, 2019, but a ruling has not yet been issued by the federal court. In the Yadegarian case, Windstream agreed to lift the automatic stay for the limited purpose of allowing the state court to rule on pending Motions to Stay or Dismiss filed by Windstream. Both motions were heard on November 18, 2019, with the state court granting the Motion to Stay, pending a decision in the Murray case.

While the plaintiffs in the Murray case filed a proof of claim for an undetermined monetary amount, neither the plaintiffs in the Yadegarian nor Graham cases submitted proof of claims.

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

Other Matters

Windstream and one of its Enterprise customers entered into an agreement in which Windstream provided communication services to several of the customer’s locations. The majority of funding for the services was administered by USAC pursuant to the Universal Service Rural Health Care Telecommunications Program which offers reduced rates for broadband and telecommunications services to rural health care facilities. In March 2017, USAC issued a funding denial to the customer on the basis that certain rules of the FCC were violated with the selection of Windstream as the service provider. Due to an alleged conflict of interest created by a third-party Windstream channel partner that acted as a consultant for the customer regarding the agreement, USAC asserted that Windstream’s selection was not based upon a fair and open competitive bidding process. USAC’s denial addressed accrued funding of approximately $16.6 million, as well as funding of approximately $6.0 million previously remitted to us. Windstream, along with the customer, appealed the denial; USAC rejected the appeal on June 29, 2018, upholding its previous denial of funding. Windstream appealed the denial to the FCC in August 2018. The FCC has yet to rule on the appeal and timing of a decision by the FCC is unknown. We recorded a reserve for the funding denial from USAC during the second quarter of 2019, and as a result, we have no additional loss exposure related to this matter.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, except the following risk factor that supplements the risk factors in that report for the effects of the current COVID-19 pandemic.
The operation of our business could be disrupted by the outbreak of other highly infectious or contagious diseases, such as the current COVID-19 pandemic, which could result in adverse impacts to our financial condition, results of operations, and cash flow.

On March 11, 2020, the World Health Organization declared a novel strain of coronavirus, COVID-19, a pandemic and a public health emergency of international concern, and the United States declared a national emergency. The COVID-19 pandemic has, and future pandemics could, negatively impact the global economy, disrupt global supply chains and create significant volatility and disruption of financial markets. Given the ongoing and dynamic nature of the COVID-19 pandemic, we cannot predict the impact of it on us, and there is no guarantee that our efforts to address adverse impacts of COVID-19 will be effective.

State and local jurisdictions throughout the United States, including those in which we operate, have adopted laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities, and lifting of these restrictions remains open. COVID-19, as well as any future pandemic, could negatively impact our operations and our financial condition, results of operations and cash flows due to a number of factors, including, but not limited to, (i) an increase in operating costs, decrease in inventory and/or a decrease in productivity related to travel bans and social distancing effort, and disruptions to our employees, (ii) a disruption or delay in our operations, network performance, network maintenance and construction, testing, supervisory and customer support activities, and inventory, supply, or service procurement, (iii) a decrease in the ability of our customers and vendors to meet their obligations to us in full, or at all, or otherwise seek modifications of such obligations to us, (iv) difficulties in raising debt or equity capital needed to execute our business plan or emerge from the restructuring process, due to near term and/or long-term negative effects of the pandemic on the economy and financial, banking and capital markets, and (v) the negative impact on the health of our personnel could result in a deterioration in our ability to ensure business continuity during a disruption.

While we have implemented policies and procedures designed to mitigate the risks of the COVID-19 pandemic, or any future pandemic, on our operations, we may incur additional costs to ensure continuity of business operations during such pandemic that could adversely affect our financial condition, results of operations and cash flow. The extent to which COVID-19 could impact us will depend on future developments, such as future actions taken to contain COVID-19, development of medical treatments or development of a vaccine, which are highly uncertain and cannot be predicted.

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

101
The following financial information from the combined quarterly report on Form 10-Q of Windstream Holdings, Inc. and Windstream Services, LLC for the quarter ended June 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders Equity (Deficit), and (vi) Notes to the Consolidated Financial Statements.
(a)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, these registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)
May 19, 2020	May 19, 2020