Form 10-Q
period 2019-09-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2020-05-19
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Revenues and sales:
Service revenues	$1,241.7	$1,400.1	$3,814.1	$4,260.1
Product and fiber sales	28.4	20.5	63.1	59.2
Total revenues and sales	1,270.1	1,420.6	3,877.2	4,319.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	827.0	700.2	2,540.2	2,159.9
Cost of product and fiber sales	23.0	19.7	55.1	54.7
Selling, general and administrative	189.0	225.8	573.2	679.1
Depreciation and amortization	262.2	383.8	809.7	1,136.3
Goodwill impairment	—	—	2,712.3	—
Merger, integration and other costs	1.8	9.0	7.2	30.4
Restructuring charges	1.6	6.5	18.2	26.0
Total costs and expenses	1,304.6	1,345.0	6,715.9	4,086.4
Operating (loss) income	(34.5)	75.6	(2,838.7)	232.9
Other income (expense), net	0.2	3.2	(10.0)	12.9
Net gain on early extinguishment of debt	—	190.3	—	190.3
Reorganization items, net	(29.2)	—	(219.5)	—
Interest expense (contractual interest for the three and nine months ended September 30, 2019 of $130.1 and $366.6, respectively)	(81.2)	(230.0)	(253.9)	(677.5)
(Loss) income before income taxes	(144.7)	39.1	(3,322.1)	(241.4)
Income tax benefit	29.2	2.2	352.2	67.6
Net (loss) income	$(115.5)	$41.3	$(2,969.9)	$(173.8)
Basic and diluted (loss) earnings per share:
Net (loss) income	($2.71)	$.97	($69.67)	($4.32)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Net (loss) income	$(115.5)	$41.3	$(2,969.9)	$(173.8)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized gains (losses) on designated interest rate swaps	—	1.9	(3.2)	21.6
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	(3.1)	0.7	(7.3)	2.4
Income tax benefit (expense)	0.7	(0.6)	2.6	(6.1)
Change in interest rate swaps	(2.4)	2.0	(7.9)	17.9
Pension and postretirement plans:
Prior service credit arising during the period	—	—	—	2.7
Change in net actuarial (loss) gain for employee benefit plans	—	—	(0.2)	5.4
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1	—	0.2
Amortization of prior service credits	(0.3)	(1.2)	(1.0)	(3.8)
Income tax benefit (expense)	0.1	(0.5)	0.3	(1.1)
Change in pension and postretirement plans	(0.2)	(1.6)	(0.9)	3.4
Other comprehensive (loss) income	(2.6)	0.4	(8.8)	21.3
Comprehensive (loss) income	$(118.1)	$41.7	$(2,978.7)	$(152.5)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$385.1	$355.7
Restricted cash	7.8	5.3
Accounts receivable (less allowance for doubtful
accounts of $49.3 and $24.8, respectively)	556.2	653.1
Inventories	70.7	82.4
Prepaid expenses and other	196.4	159.7
Total current assets	1,216.2	1,256.2
Goodwill	61.4	2,773.7
Other intangibles, net	1,110.5	1,213.1
Net property, plant and equipment	3,582.4	4,920.9
Operating lease right-of-use assets	4,066.8	—
Other assets	84.1	94.0
Total Assets	$10,121.4	$10,257.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$500.0	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	298.5	503.6
Advance payments	155.7	180.6
Accrued taxes	64.8	87.4
Other current liabilities	209.9	387.7
Total current liabilities	1,228.9	11,457.7
Deferred income taxes	—	104.3
Other liabilities	21.5	615.2
Liabilities subject to compromise	10,754.3	—
Total liabilities	12,004.7	12,177.2
Commitments and Contingencies (See Note 16)
Shareholders’ Deficit:
Common stock, $.0001 par value, 75.0 shares authorized,
43.0 and 42.9 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,252.1	1,250.4
Accumulated other comprehensive income	26.8	35.6
Accumulated deficit	(3,162.2)	(3,205.3)
Total shareholders’ deficit	(1,883.3)	(1,919.3)
Total Liabilities and Shareholders’ Deficit	$10,121.4	$10,257.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,969.9)	$(173.8)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	809.7	1,136.3
Provision for doubtful accounts	55.1	26.3
Share-based compensation expense	1.3	25.5
Non-cash reorganization items, net	51.5	—
Net gain on early extinguishment of debt	—	(190.3)
Deferred income taxes	(351.2)	(67.6)
Goodwill impairment	2,712.3	—
DIP Facility issuance costs expensed	24.4	—
Other, net	13.2	10.1
Changes in operating assets and liabilities, net
Accounts receivable	(12.1)	(25.9)
Prepaid expenses and other	(62.2)	0.5
Accounts payable	199.3	(12.7)
Accrued interest	(11.6)	17.6
Accrued taxes	(2.4)	(3.4)
Other current liabilities	4.7	(2.5)
Other liabilities	8.4	7.1
Other, net	(5.6)	9.0
Net cash provided from operating activities	464.9	756.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(628.9)	(603.2)
Purchase of FCC spectrum licenses	(26.6)	—
Acquisitions, net of cash acquired	—	(46.9)
Other, net	2.0	(7.6)
Net cash used in investing activities	(653.5)	(657.7)
Cash Flows from Financing Activities:
Proceeds from stock issuance	—	12.2
Repayments of debt and swaps	(372.4)	(540.4)
Proceeds from debt issuance	655.0	627.0
Debt issuance costs	(24.4)	(23.5)
Payments under long-term lease obligations	—	(139.5)
Payments under finance and capital lease obligations	(37.0)	(38.1)
Other, net	(0.7)	(2.3)
Net cash provided from (used in) financing activities	220.5	(104.6)
Increase (decrease) in cash, cash equivalents and restricted cash	31.9	(6.1)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4
End of period	$392.9	$37.3
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$270.3	$640.4
Income taxes paid (refunded), net	$1.1	$(15.1)
Reorganization items paid	$111.3	$—

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,250.4	$35.6	$(3,205.3)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 1)	—	—	3,013.0	3,013.0
Net loss	—	—	(2,310.3)	(2,310.3)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Change in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.3)	(2,313.9)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Balance at March 31, 2019	$1,252.4	$32.0	$(2,502.6)	$(1,218.2)
Net loss	—	—	(544.1)	(544.1)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.4)	—	(0.4)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.2)	—	(2.2)
Comprehensive loss	—	(2.6)	(544.1)	(546.7)
Share-based compensation	(1.6)	—	—	(1.6)
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at June 30, 2019	$1,250.9	$29.4	$(3,046.7)	$(1,766.4)
Net loss	—	—	(115.5)	(115.5)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.2)	—	(0.2)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(2.6)	(115.5)	(118.1)
Share-based compensation	1.1	—	—	1.1
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at September 30, 2019	$1,252.1	$26.8	$(3,162.2)	$(1,883.3)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Net loss	—	—	(121.4)	(121.4)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(0.9)	—	(0.9)
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Changes in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.4)	(110.6)
Share-based compensation	4.3	—	—	4.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan	28.3	—	—	28.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Balance at March 31, 2018	$1,228.9	$33.9	$(2,600.0)	$(1,337.2)
Net loss	—	—	(93.7)	(93.7)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	5.9	—	5.9
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.5	—	0.5
Changes in designated interest rate swaps	—	3.7	—	3.7
Comprehensive income (loss)	—	10.1	(93.7)	(83.6)
Share-based compensation	3.1	—	—	3.1
Stock issued under equity distribution agreement	11.1	—	—	11.1
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at June 30, 2018	$1,243.2	$44.0	$(2,693.7)	$(1,406.5)
Net income	—	—	41.3	41.3
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(1.6)	—	(1.6)
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.6	—	0.6
Changes in designated interest rate swaps	—	1.4	—	1.4
Comprehensive income	—	0.4	41.3	41.7
Share-based compensation	2.8	—	—	2.8
Stock issued under equity distribution agreement	1.1	—	—	1.1
Balance at September 30, 2018	$1,247.1	$44.4	$(2,652.4)	$(1,360.9)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Revenues and sales:
Service revenues	$1,241.7	$1,400.1	$3,814.1	$4,260.1
Product and fiber sales	28.4	20.5	63.1	59.2
Total revenues and sales	1,270.1	1,420.6	3,877.2	4,319.3
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	827.0	700.2	2,540.2	2,159.9
Cost of product and fiber sales	23.0	19.7	55.1	54.7
Selling, general and administrative	188.3	225.5	571.6	677.6
Depreciation and amortization	262.2	383.8	809.7	1,136.3
Goodwill impairment	—	—	2,712.3	—
Merger, integration and other costs	1.8	9.0	7.2	30.4
Restructuring charges	1.6	6.5	18.2	26.0
Total costs and expenses	1,303.9	1,344.7	6,714.3	4,084.9
Operating (loss) income	(33.8)	75.9	(2,837.1)	234.4
Other income (expense), net	0.2	3.2	(10.0)	12.9
Net gain on early extinguishment of debt	—	190.3	—	190.3
Reorganization items, net	(29.2)	—	(219.5)	—
Interest expense (contractual interest for the three and nine months ended September 30, 2019 of $130.1 and $366.6, respectively)	(81.2)	(230.0)	(253.9)	(677.5)
(Loss) income before income taxes	(144.0)	39.4	(3,320.5)	(239.9)
Income tax benefit	29.0	2.1	351.8	67.2
Net (loss) income	$(115.0)	$41.5	$(2,968.7)	$(172.7)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Net loss	$(115.0)	$41.5	$(2,968.7)	$(172.7)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized gains (losses) on designated interest rate swaps	—	1.9	(3.2)	21.6
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	(3.1)	0.7	(7.3)	2.4
Income tax benefit (expense)	0.7	(0.6)	2.6	(6.1)
Change in interest rate swaps	(2.4)	2.0	(7.9)	17.9
Pension and postretirement plans:
Prior service credit arising during the period	—	—	—	2.7
Change in net actuarial (loss) gain for employee benefit plans	—	—	(0.2)	5.4
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.1	—	0.2
Amortization of prior service credits	(0.3)	(1.2)	(1.0)	(3.8)
Income tax benefit (expense)	0.1	(0.5)	0.3	(1.1)
Change in pension and postretirement plans	(0.2)	(1.6)	(0.9)	3.4
Other comprehensive (loss) income	(2.6)	0.4	(8.8)	21.3
Comprehensive (loss) income	$(117.6)	$41.9	$(2,977.5)	$(151.4)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$385.1	$355.7
Restricted cash	7.8	5.3
Accounts receivable (less allowance for doubtful
accounts of $49.3 and $24.8, respectively)	556.2	653.1
Inventories	70.7	82.4
Prepaid expenses and other	196.4	159.7
Total current assets	1,216.2	1,256.2
Goodwill	61.4	2,773.7
Other intangibles, net	1,110.5	1,213.1
Net property, plant and equipment	3,582.4	4,920.9
Operating lease right-of-use assets	4,066.8	—
Other assets	84.1	94.0
Total Assets	$10,121.4	$10,257.9
Liabilities and Member Deficit
Current Liabilities:
Current portion of long-term debt	$500.0	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	298.5	503.6
Advance payments	155.7	180.6
Accrued taxes	64.8	87.4
Other current liabilities	209.9	387.7
Total current liabilities	1,228.9	11,457.7
Deferred income taxes	—	104.3
Other liabilities	21.5	615.2
Liabilities subject to compromise	10,754.3	—
Total liabilities	12,004.7	12,177.2
Commitments and Contingencies (See Note 16)
Member Deficit:
Additional paid-in capital	1,244.7	1,244.2
Accumulated other comprehensive income	26.8	35.6
Accumulated deficit	(3,154.8)	(3,199.1)
Total member deficit	(1,883.3)	(1,919.3)
Total Liabilities and Member Deficit	$10,121.4	$10,257.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Millions)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(2,968.7)	$(172.7)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	809.7	1,136.3
Provision for doubtful accounts	55.1	26.3
Share-based compensation expense	1.3	25.5
Net gain on early extinguishment of debt	—	(190.3)
Non-cash reorganization items, net	51.5	—
Deferred income taxes	(351.2)	(67.6)
Goodwill impairment	2,712.3	—
DIP Facility issuance cost expense	24.4	—
Other, net	13.2	10.1
Changes in operating assets and liabilities, net
Accounts receivable	(12.1)	(25.9)
Prepaid expenses and other	(62.2)	0.5
Accounts payable	199.3	(12.7)
Accrued interest	(11.6)	17.6
Accrued taxes	(2.4)	(3.4)
Other current liabilities	4.7	(2.4)
Other liabilities	8.4	7.1
Other, net	(5.6)	9.0
Net cash provided from operating activities	466.1	757.4
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(628.9)	(603.2)
Purchase of FCC spectrum licenses	(26.6)	—
Acquisitions, net of cash acquired	—	(46.9)
Other, net	2.0	(7.6)
Net cash used in investing activities	(653.5)	(657.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.2)	(1.2)
Contributions from Windstream Holdings, Inc.	—	12.2
Repayments of debt and swaps	(372.4)	(540.4)
Proceeds from debt issuance	655.0	627.0
Debt issuance costs	(24.4)	(23.5)
Payments under long-term lease obligations	—	(139.5)
Payments under finance and capital lease obligations	(37.0)	(38.1)
Other, net	(0.7)	(2.3)
Net cash provided from (used in) financing activities	219.3	(105.8)
Increase (decrease) in cash, cash equivalents and restricted cash	31.9	(6.1)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4
End of period	$392.9	$37.3
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$270.3	$640.4
Income taxes paid (refunded), net	$1.1	$(15.1)
Reorganization items paid	$111.3	$—

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,244.2	$35.6	$(3,199.1)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 1)	—	—	3,013.0	3,013.0
Net loss	—	—	(2,310.0)	(2,310.0)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Change in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.0)	(2,313.6)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Distributions payable to Windstream Holdings, Inc.	(0.3)	—	—	(0.3)
Balance at March 31, 2019	$1,245.9	$32.0	$(2,496.1)	$(1,218.2)
Net loss	—	—	(543.7)	(543.7)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.4)	—	(0.4)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.2)	—	(2.2)
Changes in designated interest rate swaps	—	—	—	—
Comprehensive loss	—	(2.6)	(543.7)	(546.3)
Share-based compensation	(1.6)	—	—	(1.6)
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at June 30, 2019	$1,244.0	$29.4	$(3,039.8)	$(1,766.4)
Net loss	—	—	(115.0)	(115.0)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(0.2)	—	(0.2)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.4)	—	(2.4)
Changes in designated interest rate swaps	—	—	—	—
Comprehensive (loss) income	—	(2.6)	(115.0)	(117.6)
Share-based compensation	1.1	—	—	1.1
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at September 30, 2019	$1,244.7	$26.8	$(3,154.8)	$(1,883.3)
See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Net loss	—	—	(121.0)	(121.0)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(0.9)	—	(0.9)
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.7	—	0.7
Changes in designated interest rate swaps	—	11.0	—	11.0
Comprehensive income (loss)	—	10.8	(121.0)	(110.2)
Contributions from Windstream Holdings, Inc.:
Stock issued for pension contribution	5.8	—	—	5.8
Stock contribution to employee savings plan	28.3	—	—	28.3
Share-based compensation	4.3	—	—	4.3
Taxes withheld on vested restricted stock and other	(1.4)	—	—	(1.4)
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at March 31, 2018	$1,223.7	$33.9	$(2,594.8)	$(1,337.2)
Net loss	—	—	(93.2)	(93.2)
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	5.9	—	5.9
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.5	—	0.5
Changes in designated interest rate swaps	—	3.7	—	3.7
Comprehensive income (loss)	—	10.1	(93.2)	(83.1)
Contributions from Windstream Holdings, Inc.:
Stock issued under equity distribution agreement	11.1	—	—	11.1
Share-based compensation	3.1	—	—	3.1
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Distributions payable to Windstream Holdings, Inc.	(0.5)	—	—	(0.5)
Balance at June 30, 2018	$1,237.5	$44.0	$(2,688.0)	$(1,406.5)
Net income	—	—	41.5	41.5
Other comprehensive income (loss), net of tax:
Change in pension and postretirement plans	—	(1.6)	—	(1.6)
Amortization of net unrealized losses on de-designated interest rate swaps	—	0.6	—	0.6
Changes in designated interest rate swaps	—	1.4	—	1.4
Comprehensive income	—	0.4	41.5	41.9
Contributions from Windstream Holdings, Inc.:
Stock issued under equity distribution agreement	1.1	—	—	1.1
Share-based compensation	2.8	—	—	2.8
Distributions payable to Windstream Holdings, Inc.	(0.2)	—	—	(0.2)
Balance at September 30, 2018	$1,241.2	$44.4	$(2,646.5)	$(1,360.9)

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

The impact of adoption of ASU 2016-02 on our 2019 consolidated statement of operations is as follows:

	Three Months Ended September 30, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Costs and expenses
Cost of services	$658.3	$168.7	$827.0
Depreciation and amortization	$329.5	$(67.3)	$262.2
Interest expense	$192.3	$(111.1)	$81.2
Income tax benefit (expense)	$31.6	$(2.4)	$29.2
Net (loss) income	$(122.8)	$7.3	$(115.5)

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

	Nine Months Ended September 30, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Costs and expenses
Cost of services	$2,033.9	$506.3	$2,540.2
Depreciation and amortization	$1,043.8	$(234.1)	$809.7
Interest expense	$591.1	$(337.2)	$253.9
Income tax benefit (expense)	$368.5	$(16.3)	$352.2
Net (loss) income	$(3,018.6)	$48.7	$(2,969.9)

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

As a result of the change in accounting for our arrangement with Uniti from a financing to an operating lease, our consolidated statement of cash flows for the nine months ended September 30, 2019 reflected a decrease in operating cash flows of $156.7 million attributable to no longer classifying a portion of the cash rental payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of ASU 2016-02 as well as a reduction in reported cash paid for interest of $337.2 million.

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

On April 1, 2020, the Debtors filed a Joint Chapter 11 Plan of Reorganization (“the Plan”) with the Bankruptcy Court. As of September 30, 2019, the Debtors filed a Disclosure Statement relating to the Plan, along with a motion seeking approval of the Disclosure Statement. On May 6, 2020, an amended Disclosure Statement was filed with the Bankruptcy Court that included ranges of allowed claims by creditor classes. As of December 31, 2019, the Debtors have adjusted their recorded liabilities to amounts consistent with the estimates ranges specified in the Disclosure Statement. At a hearing held on May 8, 2020, the Disclosure Statement was approved by the Bankruptcy Court, allowing the Company to begin soliciting the requisite accepting votes in favor of the Plan. The Debtors retain the exclusive right to file the Plan through and including June 22, 2020, as well as the right to seek further extensions of such period up to the statutory maximum date of August 25, 2020. The Plan can be supplemented and revised based upon discussions with the Debtors’ creditors and other interested parties and in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. There can be no assurance that the Debtors will be able to secure requisite accepting votes for the Plan or that confirmation of the Plan by the Bankruptcy Court will occur.

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

As further discussed in Note 4, “Debt,” our debtor-in-possession facilities have priority over all the other debt obligations of Windstream Services and its subsidiaries. Both the March 2020 PSA and the Plan indicated that all debt obligations of Windstream Services and its subsidiaries were impaired, except for the debtor-in-possession facilities. Based on the expected treatment of the creditor classes included in the PSA and the Plan, which the Debtors believe to be the most relevant factor in determining the appropriate classification of its debt obligations as of the balance sheet date, debt obligations under the senior secured credit facility, senior first lien notes and bonds issued by Windstream Holdings of the Midwest, Inc. (“Midwest Bonds”) were classified as liabilities subject to compromise during the second quarter of 2019. All unamortized debt issuance costs and original net discount related to these debt obligations were written-off and charged to reorganization items, net during second quarter of 2019. The senior secured second lien notes and unsecured senior notes, which were undercollateralized as of the Petition Date, had been classified as liabilities subject to compromise in the first quarter of 2019. Accordingly, all debt obligations, except for the debtor-in-possession facilities, have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
As also discussed in Note 4, “Debt,” adequate protection payment was granted by the Bankruptcy Court to holders of debt obligations under Windstream Services’ senior secured credit facility and to holders of the senior first lien notes and Midwest Bonds. The Debtors have concluded that such payments do not represent the reduction of principal because the allowed claim for the associated secured debt included in the Disclosure Statement agreed to the outstanding principal balance as of September 30, 2019 and the Bankruptcy Court has not taken any action to date to recharacterize the adequate protection payments as principal reduction. Accordingly, all such adequate protection payments remitted subsequent to the  filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations. The Disclosure Statement is subject to amendment and, accordingly, there can be no assurance that the treatment of the adequate protection payments will not change.

Liabilities subject to compromise at September 30, 2019 consisted of the following:

(Millions)
Accounts payable	$346.6
Advance payments	8.7
Accrued taxes	20.2
Other current liabilities	102.7
Deferred taxes	42.5
Operating lease liabilities	4,087.4
Pension and other employee benefit plan obligations	316.9
Other liabilities	201.1
Accounts payable, accrued and other liabilities	5,126.1
Debt subject to compromise	5,599.3
Accrued interest on debt subject to compromise	28.9
Long-term debt and accrued interest	5,628.2
Total liabilities subject to compromise	$10,754.3

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Reorganization Items

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statement of operations for the three and nine-month periods ended September 30, 2019 were as follows:

(Millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Write-off of deferred long-term debt issuance costs	$—	$54.7
Write-off of original issue net discount on debt subject to compromise	—	27.1
Debtor-in-possession financing costs	1.0	43.4
Professional fees and other bankruptcy related costs	32.4	99.1
Provision for estimated damages on rejected executory contracts	0.2	25.5
Gain on write-off of net lease liabilities for rejected leases	(0.2)	(17.6)
Gain on vendor settlements of liabilities subject to compromise	(4.2)	(12.7)
Reorganization items, net	$29.2	$219.5

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Goodwill and Other Intangible Assets, Continued:

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Kinetic	Consumer & Small Business	Enterprise	Wholesale	Total
Balance at December 31, 2018:
Goodwill	$—	$2,321.2	$996.2	$1,297.1	$4,614.5
Accumulated impairment loss	—	(1,417.8)	—	(423.0)	(1,840.8)
Balance at December 31, 2018, net	—	903.4	996.2	874.1	2,773.7
Changes during the period:
Goodwill impairment in first quarter	—	(903.4)	(996.2)	(439.4)	(2,339.0)
Reallocation adjustment	254.3	—	119.0	(373.3)	—
Goodwill impairment in second quarter	(254.3)	—	(119.0)	—	(373.3)
Balance at September 30, 2019:
Goodwill	254.3	2,321.2	1,115.2	923.8	4,614.5
Accumulated impairment loss	(254.3)	(2,321.2)	(1,115.2)	(862.4)	(4,553.1)
Balance at September 30, 2019, net	$—	$—	$—	$61.4	$61.4

Indefinite-lived intangible assets were as follows:

(Millions)	September 30, 2019	December 31, 2018
FCC Spectrum licenses (a)	$26.6	$—

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

Other intangible assets subject to amortization were as follows at:

	September 30, 2019			December 31, 2018
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(446.7)	$838.4	$1,285.1	$(414.6)	$870.5
Customer lists	1,758.5	(1,541.0)	217.5	1,758.5	(1,450.4)	308.1
Cable franchise rights	17.3	(11.7)	5.6	17.3	(10.3)	7.0
Trade names	21.0	(5.4)	15.6	21.0	(3.9)	17.1
Developed technology and software	18.0	(11.2)	6.8	18.0	(7.7)	10.3
Patents	10.6	(10.6)	—	10.6	(10.5)	0.1
Balance	$3,110.5	$(2,026.6)	$1,083.9	$3,110.5	$(1,897.4)	$1,213.1

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Goodwill and Other Intangible Assets, Continued:

Methodology and useful lives for intangible assets subject to amortization were as follows as of September 30, 2019:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1-10 years
Developed technology and software	straight-line	3-5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $42.2 million and $129.2 million for the three and nine-month periods ended September 30, 2019, respectively, as compared to $56.1 million and $171.2 million for the same periods in 2018. Amortization expense for intangible assets subject to amortization is estimated to be as follows for each of the five years ended December 31:

Year	(Millions)
2019 (excluding the nine months ended September 30, 2019)	$41.5
2020	$133.5
2021	$100.8
2022	$71.0
2023	$58.6

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

Debt incurred by Windstream Services and its subsidiaries was as follows at:

(Millions)	September 30, 2019	December 31, 2018
Issued by Windstream Services:
Superpriority debtor-in-possession term loan facility	$500.0	$—
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,180.5	1,180.5
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	568.4	568.4
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020 (b)	802.0	1,017.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (c) (f)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (d) (f) (h)	414.9	414.9
Senior Second Lien Notes – 9.000%, due June 30, 2025 (d) (f) (h)	802.0	802.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (f) (h)	78.1	78.1
2021 Notes – 7.750%, due October 1, 2021 (f) (h)	70.1	70.1
2022 Notes – 7.500%, due June 1, 2022 (f) (h)	36.2	36.2
2023 Notes – 7.500%, due April 1, 2023 (f) (h)	34.4	34.4
2023 Notes – 6.375%, due August 1, 2023 (f) (h)	806.9	806.9
2024 Notes – 8.750%, due December 15, 2024 (f) (h)	105.8	105.8
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (e)	100.0	100.0
Net discount on long-term debt (g)	—	(28.6)
Unamortized debt issuance costs (g)	—	(57.6)
Long-term debt prior to reclassification to liabilities subject to compromise	6,099.3	5,728.1
Less current portion	(500.0)	(5,728.1)
Less amounts reclassified to liabilities subject to compromise	(5,599.3)	—
Total long-term debt	$—	$—

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

Debtor-in-Possession Credit Facility - On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1.0 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1.0 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500.0 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein. As of September 30, 2019, $500.0 million was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Facility. Considering letters of credit of $28.7 million and $57.8 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $413.5 million as of September 30, 2019.

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

Prior to the filing of the Chapter 11 Cases, Windstream Services borrowed $155.0 million under the revolving line of credit and retired $370.0 million of borrowings during the period January 1, 2019 to February 24, 2019. Comparatively, during the first nine months of 2018, Windstream Services borrowed $627.0 million under the revolving line of credit in its senior secured credit facility and retired $372.0 million of these borrowings. Borrowings under the revolving line of credit included $150.0 million for a one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018. Letters of credit of $1.1 million were outstanding at September 30, 2019.
During the first nine months of 2019, the variable interest rate on the revolving line of credit ranged from 4.38 percent to 8.50 percent, and the weighted average rate on amounts outstanding was 7.59 percent during the period. Comparatively, the variable interest rate ranged from 3.40 percent to 6.25 percent during the first nine months of 2018 with a weighted average rate on amounts outstanding during the period of 3.90 percent.
Following the filing of the Chapter 11 Cases, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were converted from LIBOR to the alternate base rate, the effects of which increased interest rates 2.00 percent for borrowings under the senior secured credit facility. The Bankruptcy Court also approved an additional 2.00 percent default rate applicable to borrowings under the senior secured credit facility. As of September 30, 2019, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were 8.50 percent, 10.50 percent and 9.75 percent, respectively. All payments to holders of debt obligations under the senior secured credit facility, senior first lien notes and Midwest Bonds remitted subsequent to the filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Debt, Continued:

Net Gain on Early Extinguishment of Debt

In August 2018, Windstream Services completed exchange offers for (1) its 7.75 percent senior notes due October 15, 2020 (“2020 Notes”) for new 10.50 percent senior second lien notes due June 30, 2024 (the “New 2024 Notes”) and (2) its 7.75 percent senior notes due October 1, 2021 (“2021 Notes”), 7.50 percent senior notes due June 1, 2022 (“2022 Notes”), 7.50 percent senior notes due April 1, 2023 (“April 2023 Notes”), 6.375 percent senior notes due August 1, 2023 (“August 2023 Notes”) and 8.75 percent senior notes due December 15, 2024 (“2024 Notes”) for new 9.00 percent senior second lien notes due June 30, 2025 (the “New 2025 Notes”) as follows:

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

In completing the exchange transactions, Windstream Services incurred $18.4 million in arrangement, legal and other third-party fees. The exchanges of the 2020 and 2021 Notes were accounted for as a debt modification, and the remaining exchanges of 2022 Notes, April 2023 Notes, August 2023 Notes and 2024 Notes were accounted for as a debt extinguishment. In assessing the accounting treatment for the debt exchanges, we determined that no concessions were granted by our creditors due to the additional collateral and securitization provided to holders of the new notes, as well as consideration of other qualitative factors. For the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net gain of $190.3 million, consisting of the net principal reduction of $226.0 million reduced by the write-off of a portion of the unamortized discount and debt issuance costs related to the original notes of $35.7 million. Of the total legal and other third-party fees incurred, $6.5 million were expensed as additional interest expense under debt modification accounting while the remaining $11.9 million of fees were capitalized as debt issuance costs in accordance with the extinguishment method of accounting.
Interest Expense

Interest expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Interest expense - long-term debt	$82.9	$112.5	$259.6	$320.1
Interest expense - long-term lease obligations:
Telecommunications network assets	—	116.2	—	352.1
Real estate contributed to pension plan	1.5	1.5	4.6	4.6
Impact of interest rate swaps	(3.0)	(1.3)	(8.9)	(1.3)
Interest on finance leases and other	1.1	1.9	3.4	4.4
Less capitalized interest expense	(1.3)	(0.8)	(4.8)	(2.4)
Total interest expense	$81.2	$230.0	$253.9	$677.5

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

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

Leaseback of Telecommunication Network Assets - Under our contractual arrangement with Uniti, Windstream Holdings has the exclusive right to use certain telecommunications network assets, including fiber and copper networks, for an initial term of 15 years ending in April 2030, with up to four, five-year renewal options. The contractual arrangement with Uniti provides for a current annual payment of $659.0 million paid in equal monthly installments in advance with an annual escalator of 0.5 percent. Future payments due under the contractual arrangement reset to fair market rates upon Windstream Holdings’ execution of the renewal options. The remaining term of the contractual arrangement is 10.6 years with a discount rate of 13.9 percent.

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

Leaseback of Real Estate Contributed to Pension Plan - We lease certain real property contributed to the Windstream Pension Plan. The lease agreements provide for the continued use of the properties by our operating subsidiaries and include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.0 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary. Due to Windstream Services’ ability to repurchase the property by ceasing all but de minimis operations at the location, control of the property has not transferred and the transaction continues to be accounted for as a financing obligation. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. The long-term lease obligation, initially equal to the fair value of the properties at the date of contribution, of $72.7 million as of September 30, 2019 is presented in liabilities subject to compromise. As a result of using the effective interest rate method, when lease payments are made to the Windstream Pension Plan, a portion of the payment is charged to interest expense and the remaining portion is recorded as an accretion to the long-term lease obligation.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Components of lease expense were as follows for the three and nine-month periods ended September 30, 2019:

(Millions)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease costs (a)	Cost of services, Selling, general and administrative	$199.9	$602.4
Finance lease costs
Amortization of right-of-use assets	Depreciation and amortization	13.4	31.7
Interest on lease liabilities	Interest expense	1.1	3.3
Net lease expense		$214.4	$637.4

(a)	Includes short-term leases and variable lease costs which are not material.

Supplemental balance sheet information related to leases was as follows:

(Millions)	September 30, 2019
Operating Leases
Operating lease right-of-use assets	$4,066.8
Current portion of operating lease obligations	3,833.2
Operating lease liabilities	254.2
Operating lease liabilities prior to reclassification to liabilities subject to compromise	4,087.4
Less amounts reclassified to liabilities subject to compromise	(4,087.4)
Total operating lease liabilities	$—
Finance Leases
Property, plant and equipment, gross	$254.2
Accumulated depreciation	(180.2)
Net property, plant and equipment	74.0
Other current liabilities	30.9
Other liabilities	24.0
Finance lease liabilities prior to reclassification to liabilities subject to compromise	54.9
Less amounts reclassified to liabilities subject to compromise	(54.9)
Total finance lease liabilities	$—
Weighted Average Remaining Lease Term
Operating leases	10.3 years
Finance leases	2.9 years
Leaseback of real estate contributed to pension plan	10.8 years
Weighted Average Discount Rate
Operating leases	13.9%
Finance leases	5.73%
Leaseback of real estate contributed to pension plan	8.6%

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

Supplemental cash flow information related to leases was as follows for the nine-month period ended September 30, 2019:

(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$590.3
Operating cash outflows from finance leases	$3.5
Financing cash outflows from finance leases	$37.0
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6.4
Finance leases	$7.6

As of September 30, 2019, future minimum lease payments under non-cancellable leases were as follows:

(Millions)	Operating Leases (a)	Leaseback of Real Estate Contributed to Pension Plan (a)	Financing Leases (a)
2019 (excluding the nine months ended September 30, 2019)	$208.6	$1.7	$8.1
2020	777.0	6.7	26.0
2021	756.2	6.9	10.0
2022	740.4	7.1	5.3
2023	726.3	7.3	5.1
Thereafter	4,498.2	55.0	5.3
Total future minimum lease payments	7,706.7	84.7	59.8
Less: Amounts representing interest	3,619.3	63.5	4.9
Add: Residual value	—	51.5	—
Present value of lease liabilities	$4,087.4	$72.7	$54.9

Future minimum lease payments as of December 31, 2018, as disclosed in our 2018 Form 10-K under ASC 840, were as follows:

(Millions)	Operating Leases (a)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan (a)	Capital Leases (a)
2019	$159.0	$658.9	$6.5	$54.5
2020	108.8	662.2	6.7	25.8
2021	87.3	665.6	6.9	8.6
2022	66.3	668.9	7.1	4.3
2023	51.2	672.2	7.3	4.2
Thereafter	182.6	4,323.1	55.0	5.1
Total future minimum lease payments	$655.2	$7,650.9	$89.5	102.5
Less: Amounts representing interest				8.4
Present value of lease liabilities				$94.1

(a)Includes options to extend lease terms that are reasonably certain of being exercised.

As of September 30, 2019, there are no material operating or finance leases that have not yet commenced.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

5. Leases, Continued:

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

Operating lease income was $66.8 million and $190.9 million for the three and nine-month periods ended September 30, 2019 and is included in revenues in our consolidated statement of operations.

Future lease maturities under non-cancellable leases were as follows for the years ended December 31:

(Millions)
2019 (excluding the nine months ended September 30, 2019)	$17.1
2020	59.3
2021	42.8
2022	21.1
2023	9.4
Thereafter	3.1
Total future lease receipts	$152.8

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

Following the adverse court ruling from Judge Jessie Furman, each of the bank counterparties exercised their rights to terminate the interest rate swap agreements. Accordingly, Windstream Services ceased the application of hedge accounting for all six interest rate swaps, effective February 15, 2019. For those swaps in an asset position at the date of termination as determined by the counterparty, Windstream Services received cash proceeds of $9.6 million to settle the derivative contracts. For swaps in a liability position at the date of termination as determined by the counterparty, the interest rate swaps were adjusted to their termination value of $6.1 million and reclassified as liabilities subject to compromise in the accompanying consolidated balance sheet as of September 30, 2019.

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	September 30, 2019	December 31, 2018
Designated portion, measured at fair value:
Other current assets	$—	$15.3
Other current liabilities	$—	$6.8
Accumulated other comprehensive income	$—	$39.7
De-designated portion, unamortized value:
Liabilities subject to compromise	$6.1	$—
Accumulated other comprehensive income (loss)	$26.8	$(2.4)
Weighted average fixed rate paid	2.31%	2.31%
Variable rate received	2.48%	2.46%

Changes in derivative instruments were as follows for the nine-month period ended September 30:

(Millions)	2019	2018
Changes in fair value, net of tax	$(2.4)	$16.1
Amortization of net unrealized (gains) losses on de-designated interest rate swaps, net of tax	$(5.5)	$1.8

As of September 30, 2019, Windstream Services expects to recognize net gains of $9.8 million, net of taxes, in interest expense during the next twelve months related to the unamortized value of the de-designated portion of its terminated interest rate swap agreements.

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the nine-month period ended September 30, 2019 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amount of cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, long-term debt and interest rate swaps (prior to their termination) are measured at fair value on a recurring basis. There were no cash equivalents as of September 30, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

7. Fair Value Measurements, Continued:

The fair values of cash equivalents, interest rate swaps and debt were determined using the following inputs at:

(Millions)	September 30, 2019	December 31, 2018
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$—	$310.0
Derivatives
Interest rate swap assets - Level 2	$—	$15.3
Interest rate swap liabilities - Level 2	$—	$6.8
Not Recorded at Fair Value in the Financial Statements: (b)
Debt, including current portion - Level 2:
Included in current portion of long-term debt	$500.0	$4,405.8
Included in liabilities subject to compromise	$4,163.0	$—

(a)	Cash equivalents are highly liquid, actively traded money market funds with next day access.

(b)
Recognized at carrying value of $6,099.3 million and $5,785.7 million in debt, including current portion, and liabilities subject to compromise and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). There were no transfers within the fair value hierarchy during the nine-month period ended September 30, 2019.

8. Revenues:

The majority of our revenue is derived from providing access to or usage of our networks and facilities we operate.

Accounts Receivable – Accounts receivable principally consist of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of historical collection experience, age of outstanding receivables, current economic conditions and a specific customer’s ability to meet its financial obligations. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer monthly billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to communication services and product sales of $35.0 million and $40.0 million at September 30, 2019 and December 31, 2018, respectively.

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

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	September 30, 2019	December 31, 2018
Contract assets (a)	$18.9	$12.6
Contract liabilities (b)	$166.5	$184.8
Revenues recognized included in the opening contract liability balance	$168.9	$194.9

(a)	Included $9.5 million and $8.3 million in prepaid expense and other and $9.4 million and $4.3 million in other assets as of September 30, 2019 and December 31, 2018, respectively.

(b)
Included $151.4 million and $172.1 million in advance payments and $8.5 million and $12.7 million in other liabilities as of September 30, 2019 and December 31, 2018, respectively. This amount also included $6.6 million in liabilities subject to compromise as of September 30, 2019.

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.7 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 13 percent, 41 percent and 25 percent of our remaining performance obligations as revenue during the remainder of 2019, 2020 and 2021, respectively, with the remaining balance thereafter.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the three-month period ended September 30, 2019 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$237.2	$—	$—	$237.2
Voice-only	26.8	—	—	26.8
Video and miscellaneous	9.6	—	—	9.6
Core (a)	—	282.4	—	282.4
Strategic (b)	—	57.2	—	57.2
Legacy (c)	—	116.9	—	116.9
Small business	73.9	—	—	73.9
Wholesale (d)	52.0	—	64.1	116.1
Switched access (e)	5.9	—	6.3	12.2
Other (g)	—	128.0	—	128.0
Service revenues from contracts with customers	405.4	584.5	70.4	1,060.3
Product and fiber sales	14.7	9.2	4.5	28.4
Total revenue from contracts with customers	420.1	593.7	74.9	1,088.7
Other service revenues (h)	100.8	65.4	15.2	181.4
Total revenues and sales	$520.9	$659.1	$90.1	$1,270.1

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the nine-month period ended September 30, 2019 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$716.7	$—	$—	$716.7
Voice-only	83.5	—	—	83.5
Video and miscellaneous	29.8	—	—	29.8
Core (a)	—	888.7	—	888.7
Strategic (b)	—	160.8	—	160.8
Legacy (c)	—	375.3	—	375.3
Small business	226.7	—	—	226.7
Wholesale (d)	155.1	—	207.7	362.8
Switched access (e)	18.4	—	21.4	39.8
Other (g)	—	403.3	—	403.3
Service revenues from contracts with customers	1,230.2	1,828.1	229.1	3,287.4
Product and fiber sales	30.7	27.9	4.5	63.1
Total revenue from contracts with customers	1,260.9	1,856.0	233.6	3,350.5
Other service revenues (h)	298.3	191.2	37.2	526.7
Total revenues and sales	$1,559.2	$2,047.2	$270.8	$3,877.2

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the three-month period ended September 30, 2018 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$239.3	$—	$—	$—	$239.3
Voice-only	29.7	—	—	—	29.7
Video and miscellaneous	11.1	—	—	—	11.1
Core (a)	—	335.2	—	—	335.2
Strategic (b)	—	40.2	—	—	40.2
Legacy (c)	—	152.8	—	—	152.8
Small business	80.9	—	—	—	80.9
Wholesale (d)	57.2	—	70.7	—	127.9
Switched access (e)	6.7	—	8.4	—	15.1
Consumer CLEC (f)	—	—	—	41.6	41.6
Other (g)	—	144.3	—	—	144.3
Service revenues from contracts with customers	424.9	672.5	79.1	41.6	1,218.1
Product sales	7.5	12.8	—	0.2	20.5
Total revenue from contracts with customers	432.4	685.3	79.1	41.8	1,238.6
Other service revenues (h)	100.0	64.9	17.1	—	182.0
Total revenues and sales	$532.4	$750.2	$96.2	$41.8	$1,420.6

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

8. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the nine-month period ended September 30, 2018 were as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$725.3	$—	$—	$—	$725.3
Voice-only	91.8	—	—	—	91.8
Video and miscellaneous	33.8	—	—	—	33.8
Core (a)	—	1,026.6	—	—	1,026.6
Strategic (b)	—	110.4	—	—	110.4
Legacy (c)	—	466.9	—	—	466.9
Small business	247.3	—	—	—	247.3
Wholesale (d)	171.2	—	226.0	—	397.2
Switched access (e)	21.8	—	27.2	—	49.0
Consumer CLEC (f)	—	—	—	129.7	129.7
Other (g)	—	442.6	—	—	442.6
Service revenues from contracts with customers	1,291.2	2,046.5	253.2	129.7	3,720.6
Product sales	19.6	39.2	—	0.4	59.2
Total revenue from contracts with customers	1,310.8	2,085.7	253.2	130.1	3,779.8
Other service revenues (h)	303.7	198.1	37.7	—	539.5
Total revenues and sales	$1,614.5	$2,283.8	$290.9	$130.1	$4,319.3

(a)	Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services.

(b)	Strategic revenues consist of Software Defined Wide Area Network (“SD-WAN”), Unified Communications as a Service (“UCaaS”), OfficeSuite©, and associated network access products and services.

(c)	Legacy revenues consist of Time Division Multiplexing (“TDM”) voice and data services.

(d)	Wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

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

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in the accompanying consolidated balance sheets. Deferred contract costs totaled $51.6 million at September 30, 2019, of which $35.0 million and $16.6 million were included in prepaid expenses and other and other assets, respectively. At December 31, 2018, deferred contract costs were $45.5 million, of which $30.4 million and $15.1 million were included in prepaid expenses and other and other assets, respectively. Amortization of deferred contract costs was $10.4 million and $30.3 million for the three and nine-month periods ended September 30, 2019, respectively, compared to $10.6 million and $31.9 million for the three and nine-month periods ended September 30, 2018, respectively. There was no impairment loss recognized for the nine-month periods ended September 30, 2019 and 2018, related to deferred contract costs.

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

The components of pension benefit (income) expense, including provision for executive retirement agreements, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Benefits earned during the period (a)	$0.7	$0.4	$2.2	$2.3
Interest cost on benefit obligation (b)	11.0	11.4	33.0	32.0
Net actuarial loss (gain) (b)	—	(0.1)	7.7	(5.7)
Amortization of prior service credit (b)	(0.3)	(1.2)	(0.8)	(3.6)
Expected return on plan assets (b)	(12.4)	(13.1)	(37.2)	(41.4)
Curtailment gain (b)	—	—	—	(2.7)
Net periodic benefit (income) expense	$(1.0)	$(2.6)	$4.9	$(19.1)

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other income (expense), net.

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements and $0.8 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. During the first nine months of 2019, we made our required quarterly employer contributions totaling $11.8 million in cash. Comparatively in the first nine months of 2018, we made employer contributions to the qualified pension plan of $8.8 million in cash and also contributed 0.8 million shares of our common stock with a value of approximately $5.8 million.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

9. Employee Benefit Plans and Postretirement Benefits, Continued:

The components of postretirement benefits expense were as follows:

	Three Months Ended June 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Interest cost on benefit obligation (a)	$0.2	$0.1	$0.6	$0.5
Amortization of net actuarial loss (a)	—	0.1	—	0.2
Amortization of prior service credit (a)	—	—	(0.2)	(0.2)
Net periodic benefit expense	$0.2	$0.2	$0.4	$0.5

(a)Included in other income (expense), net.

We contributed $0.5 million in cash to the postretirement plan during the nine-month period ended September 30, 2019, excluding amounts that were funded by participant contributions to the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expenses of $5.8 million and $19.3 million in the three and nine-month periods ended September 30, 2019, respectively, as compared to $4.7 million and $16.8 million for the same periods in 2018 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Expense related to our 2018 matching contribution that was expected to be made in Windstream Holdings common stock was included in share-based compensation expense in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2018. In March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution. Comparatively, in March 2018, we contributed 3.6 million shares of our common stock with a fair value of $28.3 million to the plan for the 2017 annual matching contribution. We funded the remaining 2019 contributions using cash.

10. Share-Based Compensation Plans:

In May 2018, our stockholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) which (i) extended the term of the Incentive Plan through February 6, 2023 and (ii) increased the maximum number of shares authorized for issuance or delivery under the Incentive Plan to 6.8 million. Under the Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of September 30, 2019, the Incentive Plan had remaining capacity of approximately 2.2 million awards.

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

In February 2019, we granted 0.7 million performance-based restricted stock units that were scheduled to vest three years from the date of grant. The grant date fair value of the restricted stock units was $2.4 million. These awards were subsequently canceled and replaced with cash-based awards during the second quarter of 2019. There were no service-based restricted stock units granted during the first nine months of 2019.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

10. Share-Based Compensation Plans, Continued:

Restricted stock and restricted stock unit activity for the nine-month period ended September 30, 2019 was as follows:

	Service-Based		Performance-Based
	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value	(Thousands) Underlying Number of Shares	Per Share Weighted Average Fair Value
Non-vested at December 31, 2018	522.1	$23.34	325.4	$28.35
Granted	—	$—	698.5	$3.40
Vested	(132.0)	$32.37	(159.2)	$28.84
Canceled and forfeited	(16.9)	$35.24	(731.5)	$4.50
Non-vested at September 30, 2019	373.2	$19.61	133.2	$27.90

At September 30, 2019, unrecognized compensation expense for restricted stock and restricted stock units totaled $1.3 million and is expected to be recognized over the weighted average vesting period of 0.8 years. The total fair value of shares vested was $8.9 million for the nine-month period ended September 30, 2019, as compared to $22.5 million for the same period in 2018. Share-based compensation expense for restricted stock and restricted stock units was $0.7 million and $0.4 million for the three and nine-month periods ended September 30, 2019, respectively, as compared to $2.4 million and $8.7 million for the same periods in 2018.

Stock Options – At September 30, 2019 and December 31, 2018, we had approximately 0.9 million and 1.0 million of stock option awards outstanding, respectively, all of which have exercise prices that are significantly higher than the current market price of our common stock and, therefore, are not likely to be exercised during the next twelve months. No stock options were granted or exercised during 2019. At September 30, 2019, total unamortized compensation cost for non-vested stock option awards amounted to $1.6 million and is expected to be recognized over a weighted average period of 1.4 years. Share-based compensation expense for stock options was $0.3 million and $0.9 million for the three and nine-month periods ended September 30, 2019, respectively.

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

During the first nine months of 2019 and 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 450 positions and incurred related severance and employee benefit costs of $17.5 million in 2019, and in the first nine months of 2018, we eliminated approximately 750 positions and incurred $22.1 million in severance and employee benefit costs. We also incurred lease termination costs of $3.9 million during the nine-month period of 2018, as a result of vacating certain facilities.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

11. Merger, Integration and Other Costs and Restructuring Charges, Continued:

A summary of the merger, integration and other costs and restructuring charges recorded was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Merger, integration and other costs:
Information technology conversion costs	$—	$0.2	$0.3	$0.8
Costs related to merger with EarthLink (a)	1.8	2.0	5.8	13.0
Costs related to merger with Broadview (b)	—	0.5	—	3.9
Legal fees related to Uniti spin-off litigation (see Note 16)	—	5.1	—	9.9
Other	—	1.2	1.1	2.8
Total merger, integration and other costs	1.8	9.0	7.2	30.4
Restructuring charges	1.6	6.5	18.2	26.0
Total merger, integration and other costs and restructuring charges	$3.4	$15.5	$25.4	$56.4

(a)
For the three and nine-month periods ended September 30, 2019, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $1.0 million and $4.3 million, respectively and other miscellaneous expenses of $0.8 million and $1.5 million, respectively.

Comparatively, during the three and nine-month periods ended September 30, 2018, these amounts include severance and employee benefit costs for employees terminated after the acquisitions were $1.0 million and $5.8 million, respectively, contract and lease termination costs of $0.1 million and $4.9 million, respectively, as a result of vacating certain facilities related to the acquired operations of EarthLink, and other miscellaneous expenses of $0.9 million and $2.3 million, respectively.

(b)
For the nine-month period ended September 30, 2018, expenses included severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.9 million, and for the three and nine-month periods ended September 30, 2018, other miscellaneous expenses of $0.5 million and $2.0 million, respectively.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges increased our reported net loss by $2.5 million and $19.0 million for the three and nine-month periods ended September 30, 2019, respectively, as compared to $11.6 million and $42.1 million for the same periods in 2018, respectively.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at September 30:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Lease Termination Costs	Total
Balance at December 31, 2018	$4.0	$12.6	$15.3	$31.9
Reclassified to operating lease obligations upon adoption of ASU 2016-02	(4.0)	—	(15.3)	(19.3)
Expenses incurred in period	7.2	18.2	—	25.4
Cash outlays during the period	(7.2)	(24.8)	—	(32.0)
Balance at September 30, 2019	$—	$6.0	$—	$6.0

Payments of these liabilities will be funded through operating cash flows.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Income Taxes:

The significant components of the net deferred income tax (asset) liability were as follows:

(Millions)	September 30, 2019	December 31, 2018
Property, plant and equipment	$439.0	$825.5
Goodwill and other intangible assets	224.7	477.7
Operating loss and credit carryforward	(558.7)	(576.8)
Postretirement and other employee benefits	(78.5)	(79.6)
Unrealized holding loss and interest rate swaps	(1.0)	7.2
Deferred compensation	(2.0)	(2.3)
Bad debt	(21.9)	(15.1)
Long-term lease obligations	(1,050.9)	(1,170.9)
Operating lease right-of-use assets	1,025.7	—
Deferred debt costs	(40.1)	(19.2)
Share-based compensation	(5.6)	(6.8)
Interest expense	(24.3)	—
Other, net	(7.4)	(20.4)
	(101.0)	(580.7)
Valuation allowance	143.5	685.0
Less amounts reclassified to liabilities subject to compromise	(42.5)	—
Deferred income taxes, net	$—	$104.3
Deferred tax assets	$(1,842.2)	$(1,954.0)
Deferred tax liabilities	1,884.7	2,058.3
Less amounts reclassified to liabilities subject to compromise	(42.5)	—
Deferred income taxes, net	$—	$104.3

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases, we considered the reversal of taxable temporary differences and carryback potential as a source of income as of December 31, 2018. After consideration of these factors, we recorded a full valuation allowance for the year ended December 31, 2018, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Therefore, as of December 31, 2018, we had valuation allowances of approximately $685.0 million. The impact of adoption of ASU 2016-02 in 2019 resulted in an increase to deferred tax liabilities of approximately $833.8 million. This increase caused a re-evaluation of our valuation allowances as of January 1, 2019 and resulted in a decrease of approximately $541.5 million, recorded as an adjustment to equity. At September 30, 2019, our valuation allowance is approximately $143.5 million. As of September 30, 2019, we were in a net deferred tax liability position and recorded an income tax benefit during the first three quarters of 2019. We will monitor our deferred tax asset position each quarter and determine the appropriate income tax benefit to record based upon the reversal of taxable temporary differences.

At September 30, 2019 and December 31, 2018, we had federal net operating loss carryforwards of approximately $1,810.3 million and $1,920.2 million, respectively. Net operating losses generated prior to 2018 expire in varying amounts from 2019 through 2037. Under the 2017 Tax Act, federal net operating losses generated in 2018 and future years can be carried forward indefinitely. The loss carryforwards at September 30, 2019 and December 31, 2018 were primarily losses acquired in conjunction with our acquisitions including PAETEC, EarthLink and Broadview.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Income Taxes, Continued:

At September 30, 2019 and December 31, 2018, we had state net operating loss carryforwards of approximately $2,598.2 million and $2,456.6 million, respectively, which expire annually in varying amounts from 2019 through 2039. The loss carryforwards were primarily losses acquired in conjunction with our acquisitions including PAETEC and EarthLink.

The amount of federal tax credit carryforward at September 30, 2019 and December 31, 2018 was approximately $21.8 million, which expires in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at September 30, 2019 and December 31, 2018 was approximately $17.7 million, which expires in varying amounts from 2019 through 2027.

13. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	September 30, 2019	December 31, 2018
Pension and postretirement plans	$6.8	$7.7
Unrealized net gains (losses) on interest rate swaps:
Designated portion	—	29.7
De-designated portion	20.0	(1.8)
Accumulated other comprehensive income	$26.8	$35.6

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Unrealized Net Gains (Losses) on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2018	$27.9	$7.7	$35.6
Other comprehensive income before reclassifications	(2.4)	(0.1)	(2.5)
Amounts reclassified from other accumulated comprehensive income (a)	(5.5)	(0.8)	(6.3)
Balance at September 30, 2019	$20.0	$6.8	$26.8

(a)	See separate table below for details about these reclassifications.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

13. Accumulated Other Comprehensive Income, Continued:

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,			Affected Line Item in the Consolidated Statements of Operations
	2019	2018	2019	2018
Interest rate swaps:
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	$(3.1)	$0.7	$(7.3)	$2.4		Interest expense
	(3.1)	0.7	(7.3)	2.4		(Loss) income before income taxes
	0.7	(0.1)	1.8	(0.6)		Income tax benefit
	(2.4)	0.6	(5.5)	1.8		Net (loss) income
Pension and postretirement plans:
Amortization of net actuarial loss	—	0.1	—	0.2	(a)
Amortization of prior service credits	(0.3)	(1.2)	(1.0)	(3.8)	(a)
	(0.3)	(1.1)	(1.0)	(3.6)		(Loss) income before income taxes
	0.1	0.1	0.2	0.9		Income tax benefit
	(0.2)	(1.0)	(0.8)	(2.7)		Net (loss) income
Total reclassifications for the period, net of tax	$(2.6)	$(0.4)	$(6.3)	$(0.9)		Net (loss) income

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit expense (see Note 9).

14. (Loss) Earnings per Share:

We compute basic (loss) earnings per share by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during each period.

Diluted (loss) earnings per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common stock, including restricted stock units, stock options and warrants, were exercised or converted into common stock. The dilutive effects of outstanding restricted stock units, stock options and warrants are reflected in diluted shares outstanding by application of the treasury stock method. In applying the treasury stock method for stock-based compensation arrangements, the assumed proceeds are computed as the sum of the amount the employee must pay upon exercise plus the amount of compensation cost attributed to future services.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

14. (Loss) Earnings per Share, Continued:

A reconciliation of net (loss) income and number of shares used in computing basic and diluted (loss) earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2019	2018	2019	2018
Basic and diluted (loss) earnings per share:
Numerator:
Net (loss) income attributable to common shares	$(115.5)	$41.3	$(2,969.9)	$(173.8)

Denominator:
Basic and diluted shares outstanding
Weighted average basic and diluted shares outstanding	42.7	42.5	42.6	40.2
Basic and diluted (loss) earnings per share:
Net (loss) income	($2.71)	$.97	($69.67)	($4.32)

For the three and nine-month periods ended September 30, 2019 and the nine-month period ended September 30, 2018, we excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses. For the three months ended September 30, 2018, we excluded restricted stock units and options to purchase shares from the computation of diluted earnings per share because the effect would be anti-dilutive in applying the treasury stock method. We had 0.5 million restricted stock units and 0.9 million stock options outstanding as of September 30, 2019, compared to 0.9 million restricted stock units and 1.0 million stock options outstanding at September 30, 2018.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, merger, integration and other costs, restructuring charges, straight - line expense under the contractual arrangement with Uniti, share-based compensation, business transformation expenses, costs related to network optimization projects, spend commitment penalties incurred under certain carrier discount plans, and reserves for funding denials from Universal Service Administrative Company (“USAC”) to our segments, because these expenses are centrally managed and are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally-managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense and net gain on early extinguishment of debt have also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other expense, net, reorganization items, net, and income tax benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Capital expenditures for network enhancements and information technology-related projects benefiting Windstream as a whole are not assigned to the segments and are presented as corporate/shared capital expenditures. Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. Substantially all of our customers are located in the United States, and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

The following table summarizes our segment results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Kinetic:
Revenues and sales	$520.9	$532.4	$1,559.2	$1,614.5
Costs and expenses	234.3	224.7	660.5	666.4
Segment income	$286.6	$307.7	$898.7	$948.1
Enterprise:
Revenues and sales	$659.1	$750.2	$2,047.2	$2,283.8
Cost and expenses	532.9	605.2	1,649.2	1,865.0
Segment income	$126.2	$145.0	$398.0	$418.8
Wholesale:
Revenues and sales	$90.1	$96.2	$270.8	$290.9
Costs and expenses	24.3	28.0	77.3	82.9
Segment income	$65.8	$68.2	$193.5	$208.0
Consumer CLEC:
Revenues and sales	$—	$41.8	$—	$130.1
Costs and expenses	—	19.0	—	59.0
Segment income	$—	$22.8	$—	$71.1
Total segment revenues and sales	$1,270.1	$1,420.6	$3,877.2	$4,319.3
Total segment costs and expenses	791.5	876.9	2,387.0	2,673.3
Total segment income	$478.6	$543.7	$1,490.2	$1,646.0

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

15. Segment Information, Continued:

Capital expenditures by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Kinetic	$128.6	$101.6	$332.7	$259.3
Enterprise	38.0	44.0	116.6	134.3
Wholesale	6.4	10.8	17.1	25.0
Corporate/shared (a)	48.5	40.5	162.5	184.6
Total	$221.5	$196.9	$628.9	$603.2

(a)
Represents capital expenditures not directly assigned to the segments and primarily consist of capital outlays for network enhancements and information technology-related projects benefiting Windstream as a whole.

The following table reconciles segment income to consolidated net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Total segment income	$478.6	$543.7	$1,490.2	$1,646.0
Depreciation and amortization	(262.2)	(383.8)	(809.7)	(1,136.3)
Goodwill impairment	—	—	(2,712.3)	—
Merger, integration and other costs	(1.8)	(9.0)	(7.2)	(30.4)
Restructuring charges	(1.6)	(6.5)	(18.2)	(26.0)
Straight-line expense under contractual arrangement with Uniti	(168.8)	—	(506.5)	—
Other unassigned operating expenses (a)	(78.7)	(68.8)	(275.0)	(220.4)
Other income (expense), net	0.2	3.2	(10.0)	12.9
Reorganization items, net	(29.2)	—	(219.5)	—
Net gain on early extinguishment of debt	—	190.3	—	190.3
Interest expense	(81.2)	(230.0)	(253.9)	(677.5)
Income tax benefit	29.2	2.2	352.2	67.6
Net (loss) income	$(115.5)	$41.3	$(2,969.9)	$(173.8)

(a)
For the nine-month period of 2019, these expenses include a reserve of $19.7 million for a funding denial from USAC pursuant to the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program. In addition, these expenses include spend commitment penalties incurred under certain carrier discount plans of $22.4 million and $81.3 million for the three and nine months ended September 30, 2019, respectively. Comparatively, these expenses include business transformation expenses of $2.9 million and $22.9 million for the three and nine months ended September 30, 2018.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and nine-month periods ended September 30, 2019, the amount of pre-tax expenses directly incurred by Windstream Holdings was approximately $0.7 million and $1.6 million, respectively, compared to $0.3 million and $1.5 million for the same periods in 2018. On an after-tax basis, expenses incurred directly by Windstream Holdings were approximately $0.5 million and $1.2 million for the three and nine-month periods ended September 30, 2019, respectively, compared to $0.2 million and $1.1 million for the same periods in 2018. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

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

Our biggest single cash cost consists of interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. We are aggressively reducing those payments by approximately 10 percent annually, and we expect this downward trend to continue. At the same time, we will continue to manage all other expenses with rigorous discipline.

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

During the third quarter and first nine months of 2019, we achieved the following related to these initiatives:

•
Grew high-speed Internet customers for the sixth consecutive quarter as we added 5,700 net high-speed Internet customers in the third quarter of 2019. Year-to-date, we have added 19,000 net broadband customers, or a 126 percent increase year-over-year, and we expect to add approximately 25,000 net high-speed Internet customers for the full year of 2019. We have more than doubled the availability of 100 megabytes per second (“Mbps”) speeds across our footprint and now 41 percent of our households can receive speeds of 100 Mbps or greater and 70 percent of our households have access to speeds of 25 Mbps or greater. As of September 30, 2019, 51 percent of our broadband customer base enjoy speeds of 25 Mbps or greater, a 400-basis point improvement from the second quarter of 2019. Additionally, we have enabled 1-Gigabyte per second (“Gbps”) capability to over 100,000 commercial locations across our footprint. Year-to-date contribution margin in our Kinetic segment was 57.6 percent.

•
During the third quarter of 2019, we launched Kinetic My-Fi, our premium in-home Wi-Fi product which includes a Mi-Fi extender designed to fill coverage area gaps within the home. Additionally, for our Kinetic customers, a new Wi-Fi management application is now part of our MyWin app. This app includes information on network service status, connected device lists, signal strengths, speed tests, as well as the ability to change Wi-Fi passwords and reboot or restart the gateway. In addition, in late October 2019, we launched OfficeSuite© for small business customers in our Kinetic markets and our UCaaS product is currently available across our Kinetic footprint to business customers of all sizes.

•
We acquired radio frequency spectrum in the 24 gigahertz (“GHz”) and 28 GHz airwave auctions conducted by the Federal Communications Commission (“FCC”). We will use this new spectrum to expand the availability of high-speed broadband, enabling consumers and small and medium-sized businesses to access broadband speeds up to 1 Gbps. Access to 1 Gbps speeds will allow consumers to engage in multiple bandwidth-intensive activities at the same time, such as 4K video downloads, streaming music, virtual reality applications and on-line gaming. For businesses, 1 Gbps service will allow customers to enable next-generation network applications and services, including cloud, voice, security and business continuity solutions. We are currently conducting fixed wireless trials in three different spectrum bands across our footprint and we are excited about this opportunity going forward.

•
In our Enterprise business, sales of our strategic products continued to accelerate in the third quarter of 2019, growing approximately 41 percent year-over-year and now represent an annualized run rate of approximately $290 million in revenues, or 12 percent of total Enterprise service revenues. Growth in strategic sales helped offset continued declines in our core and legacy product and service offerings. Contribution margin in our Enterprise segment was 19.1 percent for the third quarter of 2019, down slightly from the same period a year ago.

•
During the third quarter of 2019, we launched several new products and services and upgrades to our existing suite of strategic products in our Enterprise business. Our OfficeSuite© UCaaS product was upgraded to support businesses with up to 20,000 users, is SOC2 and HIPAA compliant and can now integrate seamlessly with Slack, Google Assistant and Microsoft Teams. We also upgraded our Fortinet SD-WAN product to be PCI compliant and Windstream continues to be the only fully PCI compliant SD-WAN provider in the country. All of our network security services are now PCI DSS compliant. In addition, we also consolidated the last of our legacy Windstream, EarthLink and Broadview customer portals and added managed network security to our WE Connect Portal for our Enterprise customers. Our WE Connect Portal provides customers with a singular, intuitive interface for services such as SD-WAN, Cloud Security and OfficeSuite© Unified Communications.

•	Year-to-date contribution margin in our Wholesale segment was 71.5 percent and reflected our continued focus on expense management.

•
Our integration and synergy achievement plans remain on track for our 2017 acquisitions of Broadview Networks Holdings, Inc and EarthLink Holdings Corp. We remain on track to meet our goal of $180 million in annualized savings by the end of 2019. During the first nine months of 2019, our total interconnection expenses have decreased by 20 percent on a year-over-year basis to an annualized amount of approximately $1.1 billion as of September 30, 2019. This annual interconnection expense amount still includes approximately $660 million of TDM-related expenses, which remain the focus for future cost reductions.

In addition to the effects of the disposal of the Consumer CLEC business, our consolidated operating results for the three and nine-month periods ended September 30, 2019 were adversely impacted by reorganization items, net of $29.2 million and $219.5 million, respectively, incurred as a result of the Chapter 11 Cases. Operating results for 2019 also reflect the change in the accounting treatment for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard effective January 1, 2019, as further discussed in Notes 1 and 5 to the consolidated financial statements. The effects of this accounting change for the three and nine-month periods ended September 30, 2019 resulted in recognition of additional rent expense of $168.7 million and $506.4 million, respectively, a reduction in interest expense of $116.2 million and $352.1 million, respectively, and lower depreciation expense of $67.3 million and $234.1 million, respectively, primarily attributable to the de-recognition of $1.3 billion of network assets previously transferred to Uniti. Operating results for the nine-months ended September 30, 2019 were also adversely impacted by a non-cash, pre-tax goodwill impairment charge of $2,712.3 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues	$1,241.7	$1,400.1	$(158.4)	(11)	$3,814.1	$4,260.1	$(446.0)	(10)
Product and fiber sales	28.4	20.5	7.9	39	63.1	59.2	3.9	7
Total revenues and sales	1,270.1	1,420.6	(150.5)	(11)	3,877.2	4,319.3	(442.1)	(10)
Costs and expenses:
Cost of services (a)	827.0	700.2	126.8	18	2,540.2	2,159.9	380.3	18
Cost of product and fiber sales	23.0	19.7	3.3	17	55.1	54.7	0.4	1
Selling, general and administrative	189.0	225.8	(36.8)	(16)	573.2	679.1	(105.9)	(16)
Depreciation and amortization	262.2	383.8	(121.6)	(32)	809.7	1,136.3	(326.6)	(29)
Goodwill impairment (b)	—	—	—	*	2,712.3	—	2,712.3	*
Merger, integration and other costs	1.8	9.0	(7.2)	(80)	7.2	30.4	(23.2)	(76)
Restructuring charges	1.6	6.5	(4.9)	(75)	18.2	26.0	(7.8)	(30)
Total costs and expenses	1,304.6	1,345.0	(40.4)	(3)	6,715.9	4,086.4	2,629.5	64
Operating (loss) income	(34.5)	75.6	(110.1)	(146)	(2,838.7)	232.9	(3,071.6)	*
Other income (expense), net	0.2	3.2	(3.0)	(94)	(10.0)	12.9	(22.9)	(178)
Reorganization items, net (c)	(29.2)	—	29.2	*	(219.5)	—	219.5	*
Net gain on early extinguishment of debt	—	190.3	(190.3)	(100)	—	190.3	(190.3)	(100)
Interest expense	(81.2)	(230.0)	(148.8)	(65)	(253.9)	(677.5)	(423.6)	(63)
(Loss) income before income taxes	(144.7)	39.1	183.8	*	(3,322.1)	(241.4)	3,080.7	*
Income tax benefit	29.2	2.2	27.0	*	352.2	67.6	284.6	*
Net (loss) income	$(115.5)	$41.3	$156.8	*	$(2,969.9)	$(173.8)	$2,796.1	*
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 3 for further discussion related to the goodwill impairment charges.

(c)	See Note 2 for further discussion related to reorganization items, net.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same periods a year ago:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$8.7		$27.3
Decreases in Wholesale service revenues (a)	(10.6)		(24.6)
Decreases in Kinetic service revenues (b)	(18.7)		(66.4)
Decreases attributable to disposition of Consumer CLEC business	(41.6)		(129.7)
Decreases in Enterprise service revenues (c)	(96.2)		(252.6)
Net decreases in service revenues	$(158.4)	(11)	$(446.0)	(10)

(a)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

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

Product and Fiber Sales

Product sales consist of product sales of various types of communications equipment to our customers including network equipment to contractors on a wholesale basis. Enterprise product sales include high-end data and communications equipment which facilitate the delivery of advanced data and voice services to our enterprise customers. Consumer product sales include home networking equipment, computers and phones. Wholesale fiber sales consist of amounts recognized from sales-type leases where control of the fiber has transferred to the customer.

The following table reflects the primary drivers of the changes in product and fiber sales compared to the same periods a year ago:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in Kinetic product sales (a)	$7.2		$11.1
Increases in Wholesale fiber sales	4.5		4.5
Decreases attributable to disposition of Consumer CLEC business	(0.2)		(0.4)
Decreases in Enterprise product sales (b)	(3.6)		(11.3)
Net increases in product and fiber sales	$7.9	39	$3.9	7

(a)	Increases were due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

(b)	Decreases were primarily due to lower equipment installations.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same periods a year ago:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in straight-line expense attributable to contractual arrangement with Uniti	$168.7		$506.4
Changes in network operations (a)	8.5		(6.7)
Increases in bad debt expense (b)	1.4		28.9
Increases attributable to acquisitions	5.1		15.5
Changes in federal USF expense (c)	3.4		(5.7)
Decreases in other expenses (d)	(5.1)		(17.6)
Decreases attributable to disposition of Consumer CLEC business	(16.4)		(50.8)
Decreases in interconnection expense (e)	(38.8)		(89.7)
Net increases in cost of services	$126.8	18	$380.3	18

(a)
Changes were primarily driven by typical seasonally higher expenses related to increases in field operational costs due to longer daylight hours, partially offset by reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households, and reduced labor costs attributable to workforce reductions completed in 2019 and 2018.

(b)
Increase in the nine-month period was primarily due to a reserve of $19.7 million for funding denial from Universal Service Administrative Company (“USAC”) pursuant to funding for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program.

(c)	Increase for the three-month period reflects an increase in the USF contribution factor from the first quarter of 2019.

(d)	Decreases were primarily attributable to cost savings and other expense management initiatives.

(e)
Decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long distance usage partially offset by incremental costs incurred related to spend commitment penalties under certain carrier discount plans partially of $22.4 million and $81.3 million for the three and nine-month periods ended September 30, 2019.

Cost of Product and Fiber Sales

Cost of product and fiber sales represents the associated cost of equipment and fiber sales to customers. The following table reflects the primary drivers of the changes in cost of sales compared to the same periods a year ago:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in sales to Kinetic customers	$6.1		$8.2
Increases in Wholesale fiber sales	1.1		1.1
Decreases in sales to Enterprise customers	(3.9)		(8.9)
Net increases in cost of product and fiber sales	$3.3	17	$0.4	1

The changes in cost of product and fiber sales were generally consistent with the net increases in product and fiber sales.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same periods a year ago:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$1.2		$4.6
Increases in pre-bankruptcy legal and consulting fees (a)	—		3.1
Decreases in share-based compensation	(1.8)		(7.5)
Decreases in sales and marketing expenses	(1.4)		(7.1)
Decreases attributable to disposition of Consumer CLEC business	(2.5)		(8.5)
Decreases in occupancy rent	(2.5)		(8.8)
Decreases in salaries and other benefits (b)	(10.3)		(26.8)
Decreases due to business transformation expenses (c)	(2.9)		(22.9)
Decreases in other costs (d)	(16.6)		(32.0)
Net decreases in SG&A	$(36.8)	(16)	$(105.9)	(16)

(a)	Represents amounts incurred prior to the filing of the Chapter 11 Cases.

(b)	Decreases were primarily attributable to workforce reductions completed in 2019 and 2018.

(c)
These expenses primarily consisted of third-party consulting fees, incremental labor, travel, training and other transition costs incurred in 2018 related to the outsourcing of certain support functions.

(d)	Decreases were primarily attributable to cost savings and other expense management initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of the changes in depreciation and amortization expense compared to the same periods a year ago:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$1.1		$3.3
Decreases attributable to disposition of Consumer CLEC business	(8.2)		(24.8)
Decreases in amortization expense (a)	(10.8)		(32.3)
Decreases in depreciation expense (b)	(103.7)		(272.8)
Net decreases in depreciation and amortization expense	$(121.6)	(32)	$(326.6)	(29)

(a)
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

During the first nine months of 2019 and 2018, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 450 positions and incurred related severance and employee benefit costs of $17.5 million in 2019, and in the first nine months of 2018, we eliminated approximately 750 positions and incurred $22.1 million in severance and employee benefit costs. We also incurred lease termination costs of $3.9 million during the nine-month period of 2018 as a result of vacating certain facilities.

Set forth below is a summary of merger, integration and other costs and restructuring charges:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Merger, integration and other costs:
Information technology conversion costs	$—	$0.2	$0.3	$0.8
Costs related to merger with EarthLink (a)	1.8	2.0	5.8	13.0
Costs related to merger with Broadview (b)	—	0.5	—	3.9
Legal fees related to Uniti spin-off litigation (See Note 16)	—	5.1	—	9.9
Other costs	—	1.2	1.1	2.8
Total merger, integration and other costs	1.8	9.0	7.2	30.4
Restructuring charges	1.6	6.5	18.2	26.0
Total merger, integration and other costs and restructuring charges	$3.4	$15.5	$25.4	$56.4

(a)
For the three and nine-month periods ended September 30, 2019, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $1.0 million and $4.3 million, respectively, and other miscellaneous expenses of $0.8 million and $1.5 million, respectively.

Comparatively, during the three and nine-month periods ended September 30, 2018, these amounts include severance and employee benefit costs for employees terminated after the acquisitions were $1.0 million and $5.8 million, respectively, contract and lease termination costs of $0.1 million and $4.9 million, respectively, as a result of vacating certain facilities related to the acquired operations of EarthLink, and other miscellaneous expenses of $0.9 million and $2.3 million, respectively.

(b)
For the nine-month period ended September 30, 2018, expenses included severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.9 million, and for the three and nine-month periods ended September 30, 2018, other miscellaneous expenses of $0.5 million and $2.0 million, respectively.

As of September 30, 2019, we had unpaid liabilities totaling $6.0 million associated solely with restructuring initiatives, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 11).

Operating (Loss) Income

We reported operating losses of $34.5 million and $2,838.7 million for the three and nine-month periods ended September 30, 2019, respectively, as compared to operating income of $75.6 million and $232.9 million for the same periods in 2018. The operating loss for the nine-month period of 2019 was primarily due to goodwill impairment charges of $2,712.3 million. The operating losses in the three and nine-month periods ended September 30, 2019 reflect additional straight-line expense of $168.7 million and $506.4 million, respectively, under our contractual arrangement with Uniti, partially offset by reductions in depreciation and amortization expense of $121.6 million and $326.6 million respectively. The increase in straight-line expense and substantially all of the declines in depreciation expense resulted from the adoption of the new leasing standard effective January 1, 2019, and a change in our accounting treatment for our arrangement with Uniti to an operating lease, as previously discussed. The operating loss for the three and nine-month periods of 2019 also reflected decreases in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. The adverse effects from these revenue reductions were partially offset by decreased labor costs attributable to workforce reductions completed in 2019 and 2018 and lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declines in the number of customers served and decreases in long-distance usage.

Other Income (Expense), Net

The components of other income (expense), net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Non-operating pension income (expense)	$1.7	$3.3	$(2.7)	$21.8
Non-operating postretirement benefits expense	(0.1)	(0.2)	(0.4)	(0.5)
Ineffectiveness of interest rate swaps	—	—	(3.0)	—
Loss on disposal of data center operations (a)	—	—	—	(7.9)
Other, net	(1.4)	0.1	(3.9)	(0.5)
Other income (expense), net	$0.2	$3.2	$(10.0)	$12.9

(a)
During 2018, Windstream Services disposed of its data center operations in Virginia. In completing this disposal, Windstream Services also settled its remaining obligations under a long-term lease and incurred a net loss on disposal.

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Superpriority debtor-in-possession term loan facility	$7.6	$—	$14.7	$—
Senior secured credit facility, Tranche B	44.3	28.7	123.4	82.6
Senior secured credit facility, revolving line of credit	16.4	12.1	47.2	32.8
Senior secured first and second lien notes	12.9	39.5	56.6	67.3
Senior unsecured notes	—	30.5	12.6	132.3
Notes issued by subsidiaries	1.7	1.7	5.1	5.1
Interest expense - long-term lease obligations:
Telecommunications network assets	—	116.2	—	352.1
Real estate contributed to pension plan	1.5	1.5	4.6	4.6
Impacts of interest rate swaps	(3.0)	(1.3)	(8.9)	(1.3)
Interest on capital leases and other	1.1	1.9	3.4	4.4
Less capitalized interest expense	(1.3)	(0.8)	(4.8)	(2.4)
Total interest expense	$81.2	$230.0	$253.9	$677.5

The decreases in both periods of 2019 primarily reflect lower interest expense associated with the long-term lease obligation under the contractual arrangement with Uniti of $116.2 million and $352.1 million, respectively, attributable to no longer accounting for our arrangement with Uniti as a financing obligation upon adoption of the new leasing standard, as previously discussed. Interest expense attributable to our senior unsecured notes decreased $30.5 million in the three-month period of 2019 and $119.7 million in the nine-month period of 2019 primarily due to the effects of the exchange transactions completed in the third quarter of 2018 and no longer recording interest expense on these obligations after the filing of the Chapter 11 Cases. These decreases were partially offset by additional interest associated with borrowings under our superpriority debtor-in-possession facility and the adverse effects of exchanging unsecured senior notes for new 2024 and 2025 second lien notes in the third quarter of 2018, which were issued at comparatively higher interest rates, as well as higher interest costs applicable to borrowings outstanding under the senior secured credit facility. Following our default under the senior secured credit facility, interest rates charged on these borrowings reset to the applicable default rates, which are comparatively higher than the non-default interest rates.

Income Taxes

During the three and nine-month periods ended September 30, 2019, we recognized income tax benefits of $29.2 million and $352.2 million, respectively, as compared to income tax benefits of $2.2 million and $67.6 million for the same periods in 2018.

The income tax benefits recorded in both periods of 2019 reflected the loss before taxes recognized in each period. The income tax benefit recorded in the nine-month period of 2019 was offset by discrete tax expense of $455.9 million related to our goodwill impairment. Comparatively, the income tax benefit recorded in the three-month period ended September 30, 2018 reflected income tax benefits associated with the debt exchange. The income tax benefit recorded in the nine-month period of 2018 reflected income tax benefits associated with the debt exchange offset by discrete tax expense of $3.3 million associated with the vesting of restricted stock. Our effective tax rates were 20.2 percent and 10.6 percent for the three and nine-month periods ended September 30, 2019, respectively, as compared to (5.6) percent and 28.0 percent for the same periods in 2018, respectively. The effective rates for the three and nine-month periods ended September 30, 2019 and 2018 were impacted by the debt exchange and discrete items discussed above.

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

KINETIC SEGMENT

As of September 30, 2019, the Kinetic segment includes approximately 1.4 million residential and small business customers. This segment generated $1,559.2 million in revenue and $898.7 million in segment income, or contribution margin, during the first nine months of 2019.

Strategy

As of September 30, 2019, we reached 70 percent of our footprint with 25 megabits per second (Mbps”) speeds and 41 percent with 100 Mbps speeds. Speed expansion is a key part of our consumer strategy for 2019 as we doubled our 100 Mbps speed availability in the first quarter of 2019. In addition, we offer 1-Gigabit per second (“Gbps”) Internet service in 16 states to deliver faster speeds to more of our customer base. Connect America Fund (“CAF”) funding will also provide support and allow us to expand our broadband capabilities.

Our network investments make us more competitive in the marketplace and create a great customer experience, which helps us retain existing customers and grow market share through new customer acquisition. As of September 30, 2019, 51 percent of our consumer broadband customers were on speeds of 25 Mbps or greater. Our small business strategy also centers around investing in our network. During the first nine months of 2019, we doubled the availability of our Kinetic fiber Internet services, which provides speeds up to 1 Gbps, to approximately 100,000 business locations across 16 states.

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

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$251.1	$251.6	$(0.5)	—	$757.4	$761.0	$(3.6)	—
Voice-only (b)	26.8	29.7	(2.9)	(10)	83.5	91.8	(8.3)	(9)
Video and miscellaneous	9.6	11.1	(1.5)	(14)	29.8	33.8	(4.0)	(12)
Total consumer	287.5	292.4	(4.9)	(2)	870.7	886.6	(15.9)	(2)
Small business (c)	76.8	83.3	(6.5)	(8)	235.1	254.2	(19.1)	(8)
Wholesale (d)	52.7	57.9	(5.2)	(9)	157.3	173.4	(16.1)	(9)
Switched access (e)	5.9	6.7	(0.8)	(12)	18.4	21.8	(3.4)	(16)
CAF Phase II funding and frozen federal USF (f)	44.1	45.3	(1.2)	(3)	133.9	137.4	(3.5)	(3)
State USF and ARM support (f)	20.3	22.7	(2.4)	(11)	64.1	70.8	(6.7)	(9)
End user surcharges (f)	18.9	16.6	2.3	14	49.0	50.7	(1.7)	(3)
Total service revenues	506.2	524.9	(18.7)	(4)	1,528.5	1,594.9	(66.4)	(4)
Product sales (g)	14.7	7.5	7.2	96	30.7	19.6	11.1	57
Total revenues and sales	520.9	532.4	(11.5)	(2)	1,559.2	1,614.5	(55.3)	(3)
Costs and expenses (h)	234.3	224.7	9.6	4	660.5	666.4	(5.9)	(1)
Segment income	$286.6	$307.7	$(21.1)	(7)	$898.7	$948.1	$(49.4)	(5)

(a)
Decreases primarily reflected the effects of lower priced acquisition and customer retention rate plans aimed at improving customer churn, which offset the net increase in broadband customers during the period.

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

(h)
Changes were primarily driven by typical seasonally higher expenses related to increases in field operational costs due to longer daylight hours, partially offset by reductions in contract labor and interconnection expense, reflecting lower voice-only revenues due to the decline in households, and reduced labor costs attributable to workforce reductions completed in 2019 and 2018.

The following table reflects the Kinetic segment operating metrics:

	Consumer Operating Metrics:		Small Business customers (c)
(Thousands)	Households served (a)	High-speed Internet customers (b)

September 30, 2019	1,238.7	1,040.0	112.2
June 30, 2019	1,244.0	1,034.3	112.6
(Decrease) increase in customers	(5.3)	5.7	(0.4)

September 30, 2018	1,250.5	1,015.0	120.5
June 30, 2018	1,251.3	1,006.7	123.2
(Decrease) increase in customers	(0.8)	8.3	(2.7)

Year-over-Year metrics:
(Decrease) increase in customers	(11.8)	25.0	(8.3)
Percentage (decrease) increase	(1)%	2%	(7)%

(a)
Decreases in the number of consumer households served were primarily attributable to effects of competition from other service providers. For the three and nine-month periods ended September 30, 2019, consumer households served decreased by 5,300 and 9,200, respectively, compared to decreases of 800 and 18,300, respectively, for the same periods in 2018.

(b)
Increases in consumer high-speed Internet customers were primarily due to the improved sales and customer retention efforts primarily attributable to offering faster, more competitive speeds. As of September 30, 2019, we provided high-speed Internet service to approximately 98 percent of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and nine-month periods ended September 30, 2019, consumer high-speed Internet customers increased by 5,700 and 19,000, respectively, compared to increases of 8,300 and 8,400, respectively, for the same periods in 2018.

(c)
Decreases in small business customers were primarily due to competition from cable companies. For the three and nine-month periods ended September 30, 2019, small business customers decreased by 400 and 5,900, respectively, compared to decreases of 2,700 and 7,600, respectively, for the same periods in 2018. We expect the number of small business customers in our ILEC footprint to continue to be impacted by the effects of competition.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first nine months of 2019, the Enterprise segment generated $2,047.2 million in revenue and $398.0 million in contribution margin.

Strategy

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology in offering next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN and UCaaS represent two examples of next-generation solutions where we are seeing significant sales and revenue growth. During the first nine months of 2019, strategic sales from SD-WAN, UCaaS and other on-net services comprised 62.3 percent of our total Enterprise sales. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

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

The following table reflects the Enterprise segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues:
Core (a)	$293.8	$348.2	$(54.4)	(16)	$924.0	$1,066.8	$(142.8)	(13)
Strategic (b)	72.5	53.0	19.5	37	205.0	145.7	59.3	41
Legacy (c)	124.3	161.2	(36.9)	(23)	398.2	492.6	(94.4)	(19)
Other (d)	128.0	144.3	(16.3)	(11)	403.3	442.6	(39.3)	(9)
End user surcharges	31.3	30.7	0.6	2	88.8	96.9	(8.1)	(8)
Total service revenues	649.9	737.4	(87.5)	(12)	2,019.3	2,244.6	(225.3)	(10)
Product sales	9.2	12.8	(3.6)	(28)	27.9	39.2	(11.3)	(29)
Total revenues and sales	659.1	750.2	(91.1)	(12)	2,047.2	2,283.8	(236.6)	(10)
Costs and expenses (e)	532.9	605.2	(72.3)	(12)	1,649.2	1,865.0	(215.8)	(12)
Segment income	$126.2	$145.0	$(18.8)	(13)	$398.0	$418.8	$(20.8)	(5)

(a)
Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services. The decreases were primarily attributable to lower sales and higher churn in data and integrated services, partially offset by incremental revenues for the three and nine-month periods ended September 30, 2019 of $8.1 million and $25.6 million, respectively, attributable to acquisitions.

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

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps wave and transport services to wholesale customers, including telecommunications companies, content providers, and cable and other network operators. The Wholesale business segment produced $270.8 million in revenue and $193.5 million in contribution margin for the first nine months of 2019.

Strategy

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(Millions)	2019	2018	Amount	%	2019	2018	Amount	%
Revenues and sales:
Service revenues:
Core services (a)	$79.3	$87.8	$(8.5)	(10)	$244.9	$263.7	$(18.8)	(7)
Switched access (b)	6.3	8.4	(2.1)	(25)	21.4	27.2	(5.8)	(21)
Total service revenues	85.6	96.2	(10.6)	(11)	266.3	290.9	(24.6)	(8)
Fiber sales	4.5	—	4.5	*	4.5	—	4.5	*
Total revenues and sales	90.1	96.2	(6.1)	(6)	270.8	290.9	(20.1)	(7)
Costs and expenses (c)	24.3	28.0	(3.7)	(13)	77.3	82.9	(5.6)	(7)
Segment income	$65.8	$68.2	$(2.4)	(4)	$193.5	$208.0	$(14.5)	(7)

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

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Intercarrier compensation revenue and ARM support	$12.3	$16.5	$42.6	$55.3
Federal universal service and CAF Phase II support	$44.1	$45.3	$133.9	$137.4

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

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., special access and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. We incur approximately $1.1 billion in annual interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often utilize connections owned by incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.

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

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the nine-month period ended September 30, 2019, we recognized $61.4 million (the majority of which came from the Texas USF). These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first nine months of 2019, we received $28.9 million from the large company program and $3.2 million from the small company program. The Texas USF is currently running a $23 million per quarter deficit. Absent reform, at this rate, it is expected to exhaust its cash reserve by the end of 2020. The Commission is currently examining remedies to restore stability to the fund and Windstream is actively involved in those discussions.

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

On February 26, 2019, the date that the Debtors filed a motion for the approval of the DIP Facilities with the Bankruptcy Court, which was granted (the “Effective Date”), a portion of the Term Loan Commitments in an amount equal to $300.0 million and a portion of the Revolving Facility in an amount equal to $100.0 million became available to Windstream Services. On April 16, 2019, in connection with our Second Day Hearing, Windstream Services received access to an additional $600.0 million of financing for a total of $1.0 billion available to us under the DIP Facilities. As of September 30, 2019, $500.0 million was outstanding under the Term Loan Facility and no borrowings were outstanding under the Revolving Facility. Considering letters of credit of $28.7 million and $57.8 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $413.5 million as of September 30, 2019.
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
Historical Cash Flows

We rely largely on operating cash flows to provide for our liquidity requirements. As noted above, we also have access to and available borrowing capacity under our DIP Facilities. We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of September 30, 2019, that cash on hand and cash expected to be generated from operating activities will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt service requirements, and payments due under the contractual arrangement with Uniti. As previously discussed, we incurred goodwill impairment charges totaling $2,712.3 million in the first and second quarters of 2019 based on the results of interim goodwill impairment assessments. While these non-cash charges reduced our reported operating results, the charges had no effect on our immediate or near-term liquidity position. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

The following table summarizes our cash flow activities for the nine months ended September 30:

(Millions)	2019	2018
Cash flows provided from (used in):
Operating activities	$464.9	$756.2
Investing activities	(653.5)	(657.7)
Financing activities	220.5	(104.6)
Increases in cash, cash equivalents and restricted cash	$31.9	$(6.1)

Our cash position increased by $31.9 million to $392.9 million at September 30, 2019, from $361.0 million at December 31, 2018, as compared to a decrease of $6.1 million during the same period in 2018. Cash inflows in the nine-month period ended September 30, 2019 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, and payments under our finance and capital lease obligations.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $291.3 million in the nine-month period ended September 30, 2019, as compared to the same period in 2018 primarily due to the absence of operating cash flows attributable to the sold Consumer CLEC business and incremental cash outlays of $111.3 million for reorganization items, net. Operating cash flows for the nine months ended September 30, 2019 also reflect a decrease of $156.7 million attributable to no longer classifying a portion of the cash payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of the new leasing standard. As previously discussed, we changed the accounting for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard. These decreases were partially offset by favorable changes in working capital, primarily attributable to not paying pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases.

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

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives. Cash used in investing activities decreased $4.2 million in the nine-month period ended September 30, 2019, as compared to the same period in 2018, primarily due to a decrease in our capital spending, as well as the absence of cash outlays for acquisitions in 2019. In March 2018, we paid $37.1 million in cash for the acquisition of MASS. Capital expenditures were $628.9 million for the nine-month period ended September 30, 2019 compared to $603.2 million for the same period in 2018, an increase of $25.7 million. Capital expenditures for the first nine months of 2018 included $27.3 million of incremental spend related to our 2017 acquisitions of EarthLink Holdings Corp. and Broadview Networks Holdings, Inc.

Cash Flows - Financing Activities

Cash provided from financing activities was $220.5 million for the nine-month period ended September 30, 2019 compared to $104.6 million for the same period in 2018.

Proceeds from new issuances of debt during the first nine months of 2019 were $655.0 million, which consisted of $500.0 million of new borrowings under our DIP Facilities and additional borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. Comparatively, proceeds from new issuances of long-term debt during the first nine months of 2018 were $627.0 million, which consisted solely of new borrowings under Windstream Services’ revolving line of credit.

Debt repayments for the nine-month period ended September 30, 2019 totaled $372.4 million and primarily consisted of repayments of $370.0 million of borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. On January 3, 2019, Windstream Services repaid $312.0 million of these borrowings using proceeds received from the sale of the Consumer CLEC business. Comparatively, debt repayments for the nine months ended September 30, 2018 totaled $540.4 million and included a one-time mandatory redemption payment of $150.0 million applicable to the 8.750 percent senior notes due December 15, 2024 (“2024 Notes”). The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During the first nine months of 2018, Windstream Services also repaid $372.0 million of borrowings under its revolving line of credit.

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

Pension and Employee Savings Plan Contributions

For 2019, the expected employer contributions for pension benefits consists of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements. During the first nine months of 2019, we made required quarterly employer contributions totaling $11.8 million in cash. In October 2019, we made our required quarterly cash contribution of approximately $3.4 million to the qualified pension plan. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2019 totaling $0.8 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

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
Debt

Windstream Holdings has no debt obligations. All of our debt has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt. As of September 30, 2019, we had $6,099.3 million in debt outstanding. Except for the DIP Facilities, all of our debt has been classified as liabilities subject to compromise in the accompanying consolidated balance sheet (see Note 4).

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At September 30, 2019, Windstream Services was in default of certain of its debt covenants and restrictions due to the adverse court ruling and filing of the Chapter 11 Cases, as further discussed below.

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

Contractual Obligations and Commitments

Following the filing of the Chapter 11 Cases and issuance of $500.0 million under the senior secured, superpriority debtor-in-possession term loan, our contractual obligations and commitments changed from December 31, 2018. The table below presents our principal and interest payments on our debtor-in-possession term loan and operating lease obligations as of September 30, 2019.

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Principal payment on debtor-in-possession term loan facility	$—	$500.0	$—	$—	$500.0
Interest payments on debtor-in-possession term loan facility	23.1	9.4	—	—	32.5
Operating leases (a)	791.2	1,505.6	1,458.4	3,951.5	7,706.7
Total	$814.3	$2,015.0	$1,458.4	$3,951.5	$8,239.2

(a)	Operating leases include non-cancellable operating leases, consisting principally of our arrangement with Uniti as well as leases of network facilities, real estate, office space and office equipment.

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

Summarized and combined balance sheet information was as follows:

(Millions)	September 30, 2019	December 31, 2018
Current assets	$577.3	$634.5
Noncurrent assets	$3,152.3	$4,521.5
Current liabilities	$737.7	$7,566.1
Noncurrent liabilities (a)	$7,502.4	$184.7

(a)
For 2018, includes $5,728.1 million of debt obligations and $1,334.5 million of long-term lease obligations reclassified as current liabilities due to the event of default and filing of the Chapter 11 Cases further discussed in Note 4 to the consolidated financial statements.

(b)	Includes $7,497.3 million of liabilities classified as subject to compromise at September 30, 2019.
Summarized and combined results of operations for the nine months ended September 30, 2019 was as follows:

(Millions)
Revenues and sales	$746.8
Operating loss	$(2,192.3)
Loss before income taxes	$(2,629.5)
Net loss	$(2,415.5)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2019	2018	2019	2018
Operating (loss) income	$(34.5)	$75.6	$(2,838.7)	$232.9
Depreciation and amortization	262.2	383.8	809.7	1,136.3
Goodwill impairment	—	—	2,712.3	—
OIBDA	$227.7	$459.4	$683.3	$1,369.2

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

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2018, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Excluding goodwill impairment discussed above, these critical accounting policies include evaluating the collectability of trade receivables, calculating depreciation and amortization expense, accounting for pension benefits, determining the fair values of derivative instruments, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the nine-month period ended September 30, 2019.
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

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	the impact of equipment failure, natural disasters or terrorist acts; and

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service; and

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

As of September 30, 2019 and 2018, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was $3,050.9 million and $1,408.4 million, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have increased annual interest expense by approximately $30.5 million and $14.1 million for the nine-month period ended September 30, 2019 and 2018, respectively. Actual results may differ from this estimate.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 4. Controls and Procedures

Controls and Procedures for Windstream Holdings, Inc.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Holdings’ disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective as of September 30, 2019, due to the material weakness in its internal control over financial reporting described below.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures for Windstream Services, LLC

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Services’ disclosure controls and procedures as of the end of the period covered by these quarterly reports (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective as of September 30, 2019, due to the material weakness in its internal control over financial reporting described below.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from the combined quarterly report on Form 10-Q of Windstream Holdings, Inc. and Windstream Services, LLC for the quarter ended September 30, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders Equity (Deficit), and (vi) Notes to the Consolidated Financial Statements.
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