Form 10-K
period 2019-12-31
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2020-05-19
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

NONE
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($0.0001 par per share)	Over-the-Counter Pink Sheets Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Windstream Holdings, Inc.	☐	Yes	☒	No
Windstream Services, LLC	☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Windstream Holdings, Inc.	☐	Yes	☒	No
Windstream Services, LLC	☐	Yes	☒	No

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Windstream Holdings, Inc.	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☒
			Emerging growth company	☐

Windstream Services, LLC	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐
			Emerging growth company	☐

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Windstream Holdings, Inc.	☐	Yes	☐	No
Windstream Services, LLC	☐	Yes	☐	No

Aggregate market value of voting stock held by non-affiliates as of June 30, 2019 - $9,889,552

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

DOCUMENTS INCORPORATED BY REFERENCE

Document
The Exhibit Index is located on pages 71 to 76.

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

CHAPTER 11 REORGANIZATION

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

The Findings resulted in a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving loan obligations and remaining obligations under the contractual arrangement with Uniti Group, Inc. (“Uniti”). In addition, the acceleration of the 2023 Notes as noted in the Findings resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. A judgment has not been entered by the District Court.

On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).

The filing of the Chapter 11 Cases also constituted an event of default under our debt agreements. Due to the Chapter 11 Cases, however, the creditors’ ability to exercise remedies under our debt agreements were stayed as of the Petition Date and continue to be stayed. See “Risks Related to Chapter 11 Reorganization” in Item 1A.

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

Additional resources for customers, vendors and other stakeholders, and other information on the Chapter 11 filings, can be accessed by visiting our restructuring website at www.windstreamrestructuring.com. Court filings and other documents related to the Chapter 11 process are available on a separate website administered by our claims agent, Kurtzman Carson Consultants LLC at http://www.kccllc.net/windstream. Information is also available by calling 877-759-8815 (toll-free in the U.S.) or +1-424-236-7262 (for parties outside the U.S.). Documents and other information available on such website are not part of this document and shall not be deemed incorporated by reference in this document. See Note 3 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information and developments related to our Chapter 11 reorganization.

OVERVIEW

Windstream is a leading provider of managed network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 164,000 miles.

Our mission is to connect people and empower business in a world of infinite possibilities brought on by rapid technological change. Our vision is to provide innovative software and network solutions while consistently delivering excellent customer experiences.

To execute on our mission and achieve our vision, we have five key priorities for 2020:

•Focus on growth.

We have made significant progress transitioning from legacy telecom products and services to next-generation software-enabled products and services with vastly superior capabilities. To drive growth, we will continue to convert existing customers from legacy voice and data products to our strategic products, including SD-WAN, Office Suite UC and Kinetic Broadband that best meet our customers’ communications needs.

We expect to exit bankruptcy in 2020 with a new capital structure that will allow us to increase speed capability to more of our Kinetic footprint. Our capital spend increased by 12 percent in 2019, with the Kinetic segment seeing the bulk of that year-over-year increase. In 2020, we expect to make continued strategic investments in Kinetic.

•Maintain product and software leadership.

A significant portion of our information technology (“IT”) resources remains focused on maintaining our leadership in broadband speed expansion, development of next-generation software that creates customer solutions, and internal tools that enhance our interactions with customers. Our 2020 focus will be on continuing to expand our broadband speed capabilities, continuing to enhance our SD-WAN and UCaaS products, expanding our metro fiber and long-haul network services, and enhancing our customer-facing digital experience through our customer portals and interfaces.

•Deliver consistent excellence in the customer experience.

We have made significant investments over the past several years to provide quality service and enhance network reliability and ease of doing business. We continue to improve collaboration and organizational effectiveness and enhance the day-to-day reliability of our network to drive improvements in the service we provide customers. During 2019, we saw dramatic improvements in our net customer promoter scores, customer satisfaction surveys, and industry awards. We will continue this momentum into 2020 through enhanced network visibility and design for our customers, as well as continued expansion of software tools and automation efforts.

•Drive adoption of strategic products.

As the marketplace continues to evolve, and demand for bandwidth increases, we will drive customers to our strategic product offerings including ultrafast broadband, SD-WAN and UCaaS through new sales and by converting existing customers from legacy products to next-generation services.

•Continue to aggressively manage costs.

Two major areas of cost reductions that we anticipate seeing in 2020 will be our interconnection cost profile, as well as our network real estate footprint. Our biggest single cash cost remains interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. We have been aggressively reducing those payments by approximately 10 percent for several years, and we expect this downward trend to continue.

We also have an additional $336 million in annualized expenses associated with network real estate, colocation and fiber expenses that we are focused on reducing over time, which represents another material cost reduction opportunity. At the same time, we will continue to aggressively manage all other expenses.

BUSINESS SEGMENTS

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

Our focused operational strategy for each business segment has the overall objective to slow the decline in adjusted OIBDAR, which is defined as operating income before depreciation and amortization and goodwill impairment charges, adjusted to exclude the impact of the straight-line expense under our contractual arrangement with Uniti, merger, integration and certain other costs, restructuring charges, and share-based compensation. For 2020, we expect continued pressure on our revenues, particularly in our Enterprise business, to be partially offset by reductions in our cash expenses.

Presented below for each of our business segments is an overview and further discussion of our operating strategy, product and service offerings, sales and marketing efforts and the competitive landscape in which we operate.

KINETIC SEGMENT

The Kinetic segment includes approximately 1.3 million residential and small business customers. This segment generated $2.1 billion in revenue and $1.2 billion in contribution margin, or segment income, during 2019.

Strategy

To be competitive in the marketplace and retain existing customers and grow market share through new customer acquisition, we have made significant investments in our broadband network. We expect the fiber investments in our business footprint to drive increased sales and lower churn by creating a premium customer experience and enabling more robust solutions for our Kinetic Business product, such as cloud voice services, next-generation networking and affordable business continuity plans. Our network investments will also power bandwidth-intensive applications such as video conferencing, file-sharing and high-definition (“HD”) content consumption.

The graph below highlights our significant improvement in broadband customer trends in 2019.

For the seventh consecutive quarter we recorded consumer broadband growth, adding approximately 9,300 net subscribers during the fourth quarter and 28,300 net subscribers for the full year of 2019, nearly doubling our 2018 net subscriber growth. This market share growth has been driven by our continued improvement in broadband speed capability across our Kinetic ILEC footprint. We have experienced a significant increase in demand, principally driven by increased speed availability across our network. During 2020, we expect to grow our broadband customer base by approximately 40,000 net subscribers.

The graph below highlights our improved broadband speed capabilities over the past three years.

Broadband speed availability continues to improve due to our investment and expansion of fiber and other cost-effective network deployment strategies, including new technologies, such as fixed wireless.

As depicted in the chart below, by the end of 2019, we reached 70 percent of our consumer footprint with speeds of 25 megabits per second (“Mbps”) or higher and 42 percent with speeds of 100 Mbps or higher, up from 15 percent at the end of 2018. During 2019, we upgraded speeds to 1.3 million homes across our Kinetic footprint.
Our network investments make us more competitive in the marketplace and create a great customer experience, which helps us retain existing customers and grow market share through new customer acquisition. Similarly, our small business strategy centers around investing in our network. During 2019, we expanded the availability of our Kinetic Fiber Internet services, which provides speeds up to 1-Gigabit per second (“Gbps”) to approximately 100,000 businesses across 16 states. We are also marketing Internet security and Wi-Fi network management services under the Kinetic brand along with our proprietary TV service and faster broadband speeds. We will continue to expand use of that branding and to invest in the Kinetic name through multi-channel marketing campaigns in 2020.

Services and Products

Our consumer services primarily consist of high-speed Internet, traditional voice and video services. We also offer robust Internet security and Wi-Fi network management services to our consumer base. Kinetic Secure provides consumers with affordable device, gateway and Internet security and protection from malware attacks and identity theft, as well as parental controls and round-the-clock technical support. We remain committed to providing high-speed broadband and continue to source and develop additional value-added services to our consumer base in order to meet their emerging needs and differentiate ourselves from competitors.

Consumer voice services include basic local telephone services, features and long-distance services. Features include call waiting, caller identification, call forwarding, as well as various other offerings. We also offer a variety of long-distance plans, including rate plans based on minutes of use and flexible or unlimited long-distance calling services.

We offer video services to consumers through our relationship with DirecTV and YouTube TV. We also offer Kinetic TV, streaming television service, in Georgia, Kentucky, North Carolina, Nebraska and Texas. The combination of high-speed Internet, video and entertainment offerings along with best-in-class security services allow us to provide comprehensive bundled offerings to our consumer base, helping insulate our customers from competitor campaigns and enticements.

We sell and lease certain equipment to support our consumer high-speed Internet, voice and entertainment offerings, including broadband modems, Wi-Fi extenders, set-top boxes and home networking gateways.

Our small business product suite includes award-winning advanced hosted-voice, network management and business continuity services. These services deliver high-speed Internet with competitive speeds, value added services to enhance business productivity and options to bundle services for a holistic business solution to meet our small business customer needs. These product additions position us to expand our addressable market to include customers with more sophisticated communications requirements and higher spend levels.

Our ILEC Small Business services include:

•	High-speed Internet access: We offer speeds up to 1 Gbps with an option of high-speed Internet or a private, non-shared dedicated solution.

•
Hosted voice services: OfficeSuite® is an award-winning cloud-based, hosted-voice solution that includes a fully featured phone system, and real-time audio and video communications available from the office phone, computer or on the go with connected smart devices.

•
Software Defined Wide-Area Network: Set to launch in 2020, SD-WAN is the next-generation technological wide-area network solution that ensures optimal application performance irrespective of the underlying transport and allows for business continuity as well as routing control via a customer-facing portal.

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

Sales and Marketing

Our sales and marketing strategy is focused on driving top-line revenue growth through stabilizing broadband market share while deepening speed and value-added service penetration for each broadband connection. In our Kinetic segment, our goal is to win and retain the household or business first and then expand the product participation by consulting on the appropriate speed or value-added services to enhance the experience. We employ the following principles to achieve these goals:

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

Sales are made through various distribution channels giving new and existing customers choices in how to interact and experience our products and services. We offer customers the opportunity to order service and purchase a number of products designed to enhance our existing services at any of our retail stores located in our local service areas or via our call center-based sales teams. We augment these traditional channels with online sales, national agents, telephone and direct sales representatives. We utilize a similar multi-channel approach for our small business sales focusing on a blend of local field sales teams and inbound/outbound call centers to serve this segment.

Competition

We experience intense competition for Kinetic services. During 2019, consumer households served decreased by approximately 9,900, or 1 percent and small business customers declined by approximately 7,800, or 7 percent. As noted earlier, consumer high-speed Internet customers increased by approximately 28,300, or 3 percent, driven by our ability to offer faster speeds at competitive prices, Sources of competition in our service areas include, but are not limited to, the following:

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

•
Communications carriers: We are required to provide access to our facilities and capacity to other communications carriers. These companies compete with us by providing voice and high-speed Internet services to both consumers and small businesses located in our ILEC footprint. Additionally, some of the more populated service areas are experiencing new-market entry by communications carriers who are building their own networks to compete for high-speed Internet services.

Approximately 40 percent of our footprint has no national cable overlap. Our focus on upgrading our infrastructure and deploy premium Internet speeds in our Kinetic markets will improve our competitive positioning and enable us to respond to demand and competitive pressure.

To retain and grow our Kinetic customer base, we are committed to providing our customers with exceptional service by offering faster broadband speeds and value-added services, while also offering the convenience of bundling those services with voice and video services.

WINDSTREAM ENTERPRISE SEGMENT

The Enterprise business segment provides advanced network communications and technology solutions to businesses across the continental U.S. During 2019, the Enterprise business generated $2.7 billion in revenue and $519.4 million in contribution margin.

Strategy

The traditional network services industry is in transition, driven by the emergence of cloud services and applications. As a result, there is an incredible demand for bandwidth, and as the acceleration of this dynamic continues, businesses are finding that there is a “tipping point” where legacy services no longer support their needs. Cloud-based applications are changing the way customers consume networks by leveraging software-based solutions to improve service levels, lower costs and increase productivity and efficiencies. Windstream Enterprise helps businesses transition from legacy network-based products to today’s transformative digital/software/cloud-based managed technology solutions.

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

We will continue to exploit opportunities to leverage our own network facilities to reduce third-party network access costs. We will also continue to improve employee productivity with targeted system and process enhancements. To grow profitability, we are focused on leveraging the latest technology to offer next-generation products that deliver significant value to our customers while also generating strong incremental sales margins. SD-WAN, Unified Communication as a Service (“UCaaS”), OfficeSuite® and related network access products and services comprise our strategic next-generation solutions where we are seeing significant sales and revenue growth. We ended 2019 with 3,200 SD-WAN customers under contract which represent over 27,000 endpoint locations. We remain the largest SD-WAN service provider in the country. We now have 550,000 UCaaS seats installed in our Enterprise customer base, as our OfficeSuite® sales pipeline continues to expand. Our strategic product portfolio experienced 38 percent growth in revenue in 2019 compared to the prior year and now represents more than 13 percent of our total Enterprise service revenues. In addition, we expect to improve operating efficiencies and enhance the customer experience by further integrating our internal processes in sales, service delivery, customer care and repair. Furthermore, we continue to follow an aggressive expense management and capital efficient strategy to drive reductions in network access costs, create on-network sales opportunities and improve our competitiveness in the marketplace.

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

•
Core Data Transport Services: We will continue to make investments to expand our fiber and fixed wireless networks in metro markets and into other third-party data center facilities. We will also continue to invest in upgrading the capabilities and reach of our core Ethernet and Wavelength services. Through our cloud connectivity offering, we provide secure and highly-scalable connectivity to several cloud ecosystems including Amazon Web Services (“AWS”) and Microsoft Azure. We will continue to expand connectivity to additional cloud ecosystems throughout 2019.

•
Integrated voice and data services: Our integrated services deliver voice and data over a single connection, which helps our customers manage voice and data usage and related costs. These services are delivered over an Internet connection, as opposed to a traditional voice line, and can be managed through equipment at the customer premise or through hosted equipment options.

•	Managed services: We provide a breadth of managed services, for both our core networking and UCaaS services, that allow our customers IT organizations to focus on other mission critical activities.

•	High-speed Internet: We offer a range of high-speed broadband Internet access options providing reliable connections designed to help our customers reduce costs and boost productivity.

•	Traditional Voice: Voice services consist of basic telephone services, including voice, long-distance and related features delivered over traditional copper lines.

Sales and Marketing

Our Enterprise sales organization is extensive, with sales offices throughout the United States with more than 400 sales professionals focused on meeting the needs of our customers.

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

WINDSTREAM WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide high-capacity bandwidth and transport services to wholesale customers, including telecom companies, content providers, cable, international and other network operators. The Wholesale business segment produced $362.2 million in service revenues and fiber sales and $260.8 million in contribution margin in 2019.

Strategy

Our Wholesale strategy focuses on monetizing our network investment in strategic, high-traffic locations to drive new sales through the connection of our long-haul network from carrier hotels, international landing stations and data centers to our high fiber density markets. Our sales team continues to target high-growth areas including content, international and cable television providers. Our fiber network connects common interconnection points in tier one locations to our tier two and three markets, enabling our customers to reach their end users through unique and diverse routes. We have made significant investments in our network adding route miles and new access points to provide advanced Wave and Metro Ethernet Forum (“MEF”) Ethernet services. Our fiber network spans over 164,000 route miles of fiber across the United States. Furthermore, advancing the service capabilities of our fiber network through Windstream’s use of software-defined networking (“SDN”) will provide our customers with the ability to dynamically configure and control their data networks.

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Services and Products

Wholesale services provide network bandwidth to other telecommunications carriers, network operators, and content providers. These services include Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. Customers manage these services via our customer-facing self-service portals enabling accuracy and efficiency.

Sales and Marketing
Our sales and marketing efforts are designed to differentiate us from our competitors by providing services in underserved markets with a superior customer experience. Our teams are integrated with the Engineering organization to build and provide customized network solutions for our customers. Our sales and customer support staff are aligned to work closely with each customer to ensure that the customer’s specific business needs are met. Whether servicing content providers, cable operators, data centers or other communication services providers who require single or multiple circuit connections or may not have sufficient transport network to support their immediate needs, our goal is to exceed customer expectations by providing tailored service and solutions.

Competition

The market for carrier services is highly competitive as continued merger and acquisition activity has resulted in fewer customers and intensified pricing pressure. To improve competitiveness and expand new sales opportunities, we have invested in our network and introduced SDN orchestration to meet the growing demand for 10 Gbps and 100 Gbps bandwidth. Through upgraded network presence in key interconnection points, we are capable of providing Ethernet access and Wave transport services to rural markets, often on unique and diverse routes. By providing a superior customer experience through our customer-facing portal and with advanced SDN network technology, we are well-positioned to attract new business and increase market share.

See Note 18 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional financial information regarding our operating segments.

REGULATION

We are subject to regulatory oversight by the Federal Communications Commission (“FCC”) for particular interstate matters and state public utility commissions (“PUCs”) for certain intrastate matters. We are also subject to various federal and state statutes that direct such regulations. We actively monitor and participate in proceedings at the FCC and PUCs and engage federal and state legislatures on matters of importance to us. We receive federal and state Universal Service Fund (“USF”) revenues, such as Connect America Fund (“CAF”) Phase II support. These revenues are included in the operating results of our segments. USF revenues are government subsidies designed to partially offset the cost of providing services in high-cost areas. CAF Phase II funding is administered by the FCC for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen USF support in those states in which we elected to receive CAF Phase II funding, as further described below.

In August 2015, we notified the FCC of our acceptance of CAF Phase II support of approximately $175 million per year for a six year period to fund the deployment of voice and high-speed Internet capable infrastructures for eligible locations in 17 of the 18 states in which we are the incumbent provider, declining only the annual statewide funding in New Mexico because our projected cost to comply with the FCC’s deployment requirements greatly exceeded the funding offer. The FCC announced the winners of its CAF Phase II competitive bidding process in August 2018. Windstream was not awarded any bids.

In January 2020, the FCC approved the Rural Digital Opportunity Fund (“RDOF”) program, which will succeed CAF Phase II. The FCC will conduct a two-phase reverse auction to award $20.4 billion in funding. Phase I will award $16 billion and Phase II will award $4.4 billion. The Phase I auction will begin on October 22, 2020 and no date for the Phase II auction has been determined. In addition to the auction format and details, the FCC’s January action extended Windstream’s receipt of CAF Phase II annual funding ($175 million) through 2021. Windstream plans to actively pursue the opportunities offered through RDOF.

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., business data services (“BDS”) and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. For decades, these services were subject to price caps and other FCC regulation to control ILEC market power and historical advantages.

In April 2017, the FCC adopted comprehensive reforms to its BDS rules (“BDS Order”) and, after an appeal by Windstream, on August 28, 2018, the United States Court of Appeals for the 8th Circuit (the “Court”) generally upheld the FCC’s rules but vacated and remanded the FCC’s finding that transport was sufficiently competitive to deregulate based on a lack of adequate notice. In response to the 8th Circuit’s remand, on October 2, 2018, the FCC issued a Second Further Notice of Proposed Rulemaking proposing to deregulate transport services, which they later approved subject to a transition period that will end on August 1, 2020.

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

Windstream is pursuing a strategy to accelerate the transition of its customers from TDM to packet-based services, which is consistent with the underlying goal of the FCC’s reform of BDS and UNEs, and current market trends. However, the BDS reforms and UNE proceedings could negatively impact Windstream due to increased expenses to purchase business data services and UNEs, the need for greater capital investments to retain our competitiveness, and increased customer and revenue churn due to increasing prices.

From time to time, federal and state legislation is introduced dealing with various matters that could affect our business. Most proposed legislation of this type never becomes law. Accordingly, it is difficult to predict what kind of legislation, if any, may be introduced and ultimately become law. For additional information on these and other regulatory items, please refer to the “Regulatory Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Financial Supplement to this Annual Report on Form 10-K.

SIGNIFICANT CUSTOMERS

No single customer, or group of related customers, represented 10 percent or more of our annual operating revenues during the three-year period ended December 31, 2019.

SEASONALITY

Our business is not subject to significant seasonal fluctuations.

NETWORK

Our network organization’s focus is to create a consistent excellent customer experience through targeted initiatives and investments while simultaneously reducing our costs through network optimization, vendor negotiations and consolidation. Additionally, the team continues to assess emerging technologies to lead our go-forward product sets, improve our customer experience and drive network efficiencies.

We are redefining the way we design and operate our network to meet the rapidly evolving digital needs of our customers. We have redirected our network strategy toward being more software-centric as we focus on creating and managing software-defined customer solutions, while fostering an agile, innovative culture to quickly deliver the right solutions to our customers. Across our 164,000 miles of fiber optic network, we maintain a calibrated balance between building future network capabilities and maintaining the valued legacy network elements to further enhance network diversity and reliability.

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

MATERIAL ACQUISITIONS

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

In completing these acquisitions, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over an extensive national footprint now spanning approximately 164,000 fiber route miles. We also achieved operating and capital expense synergies in integrating the operations of Broadview and EarthLink. For additional information regarding these acquisitions see Note 4 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

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

EMPLOYEES

At December 31, 2019, we had 11,080 employees, of which 1,358 employees are part of collective bargaining units. During 2019, we had no material work stoppages due to labor disputes with our unionized employees (see Item 1A, “Risk Factors”).

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

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	the impact of equipment failure, natural disasters or terrorist acts; and

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service.

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

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with bankruptcy, including the following:

•
our ability to confirm and consummate a Chapter 11 plan or alternative restructuring transaction, that may be challenged by certain of our creditors or other third parties, and obtain the necessary regulatory approvals allowing us to emerge from bankruptcy;

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

Our management was required to spend a significant amount of time and effort focusing on the various workflows necessary for these Chapter 11 Cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if a Chapter 11 plan is not confirmed. During the continued pendency of the Chapter 11 Cases, our employees are facing distraction and uncertainty and we may experience increased levels of employee attrition. We are highly dependent on the continuing efforts of our executive officers and other personnel as our executive officers have substantial experience and expertise in our industry and have made significant contributions to our business. Uncertainty as a result of the Chapter 11 Cases may adversely affect our ability to attract and retain key personnel, and loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet customer expectations and could require the incurrence of substantial additional costs to recruit replacement personnel, thereby adversely affecting our business and results of operations. In addition, we could experience losses of customers who may be concerned about our long-term viability.

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

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. The length of time our operations remain under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

State and jurisdictions throughout the United States, including those in which we operate, have adopted laws, rules, regulations or decrees intended to address the COVID-19 outbreak, including implementing travel restrictions, closing non-essential businesses and/or restricting daily activities, and lifting of these restrictions remains open.  COVID-19, as well as any future pandemic, could negatively impact our operations and our financial condition, results of operations and cash flows due to a number of factors, including, but not limited to, (i) an increase in operating costs, decrease in inventory and/or a decrease in productivity related to travel bans and social distancing effort, and disruptions to our employees, (ii) a disruption or delay in our operations, network performance, network maintenance and construction, testing, supervisory and customer support activities, and inventory, supply, or service procurement, (iii) a decrease in the ability of our customers and vendors to meet their obligations to us in full, or at all, or otherwise seek modifications of such obligations to us, (iv) difficulties in raising debt or equity capital needed to execute our business plan or emerge from the restructuring process, due to near term and/or long-term negative effects of the pandemic on the economy and financial, banking and capital markets, and (v) the negative impact on the health of our personnel could result in a deterioration in our ability to ensure business continuity during a disruption.

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

As of December 31, 2019, we had $6,099.3 million long-term debt outstanding, all of which has been classified as current in our consolidated balance as of that date due to the adverse court ruling discussed above. The commencement of the Chapter 11 Cases described above also constituted an event of default obligations under our debt instruments, including the indentures governing our notes and our credit agreement. Any efforts to enforce payment obligations under our debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the holders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

If Windstream experiences an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (an “Ownership Change”), it could adversely impact Windstream’s ability to utilize its existing net operating loss carryforwards. In general, an Ownership Change will occur when the percentage of Windstream’s common stock beneficially owned by one or more “5-percent shareholders” (as defined under IRC Section 382) increases by more than 50 percent at any time during the prior three years (calculated on a rolling basis). Under the rules of IRC Section 382, such beneficial ownership is calculated with reference to direct, indirect, and constructive ownership. The inability to utilize existing net operating loss carryforwards could significantly increase the amount of Windstream’s annual cash taxes required to be paid and reduce the overall amount of cash available to be used in other areas of Windstream’s business, including after Windstream emerges from the Chapter 11 Cases.

In September 2015, Windstream’s board of directors adopted a shareholder rights plan under which Windstream shareholders of record as of the close of business on September 28, 2015 received one preferred share purchase right for each share of common stock outstanding (the “Rights Plan”) and Windstream entered into a 382 Rights Agreement with Computershare Trust Company, N.A. (the “Rights Agreement”).  The Rights Plan is also designed to protect Windstream’s net operating loss carryforwards from the effect of an Ownership Change. Pursuant to the Rights Plan, if a shareholder (or group) acquires beneficial ownership of 4.9 percent or more of Windstream’s common stock without prior approval or meeting certain exceptions, shareholders (other than the acquiring shareholder or group) would be entitled to purchase additional shares of Windstream at a significant discount, resulting in significant dilution in the economic interests and voting power of the acquiring shareholder or group in Windstream.  The Rights Agreement was amended on November 5, 2016, to confirm that any EarthLink shareholder that became a 4.9 percent or greater shareholder of the combined company as a result of the merger is exempt and the ownership does not trigger implementation of the Rights Plan unless the shareholder acquires additional shares of common stock.  The Rights Agreement was further amended on August 7, 2018 to extend its term to September 17, 2021, but the Rights Plan will no longer be in effect after we emerge from the Chapter 11 Cases.

On February 28, 2019, in connection with Windstream’s Chapter 11 cases, the U.S. Bankruptcy Court for the Southern District of New York entered an order approving certain notification and hearing procedures for transfers of, and declarations of worthlessness with respect to, beneficial ownership of common stock (the “Order”).  The Order is designed to protect Windstream’s net operating loss carryforwards from the effect of a premature Ownership Change and to preserve Windstream’s ability to rely on certain favorable rules that can apply to Ownership Changes occurring in connection with the implementation of a bankruptcy plan of reorganization, but we cannot guarantee that we will be able to fully protect the net operating loss carryforwards post-emergence.  The Order requires “substantial shareholders” and “50-percent shareholders” (each as defined therein) and certain persons that might become a substantial shareholder or 50-percent shareholder, to provide notice before making certain transfers of beneficial ownership of common stock or declaring its beneficial ownership of stock worthless for U.S. income tax purposes, respectively. After receiving notice, Windstream is permitted to object, whereupon such action remains ineffective pending final resolution. Any action taken in violation of such procedures is void ab initio.

We are required to make payments under the contractual arrangement with Uniti, and our ability to do so could be adversely impaired by results of our operations, changes in our cash requirements and cash tax obligations, or overall financial position; conversely, these payments could adversely affect our ability to fund our operations and growth and limit our ability to react to competitive and economic changes.

We are required to pay a portion of our cash flow from operations to Uniti pursuant to and subject to the terms and conditions of our contractual arrangement with Uniti. During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses can significantly impact our consolidated financial statements and affect our ability to make payments to Uniti. This obligation could impair our ability to fund our own operations, raise capital, make acquisitions and otherwise respond to competitive and economic changes may be adversely affected, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to comply with the provisions of the contractual arrangement with Uniti could materially adversely affect our business, financial position, results of operations and liquidity.
We currently lease a significant portion of our telecommunications network assets, including our fiber and copper networks and other real estate, under the contractual arrangement with Uniti. The filing of the Chapter 11 Cases resulted in an event of default under this arrangement. Upon an event of default, remedies available to Uniti include terminating the arrangement and requiring us to transfer the business operations we conduct at the leased assets so terminated (with limited exceptions) to a successor tenant for fair market value pursuant to a process set forth in the arrangement, dispossessing us from the leased assets, and/or collecting monetary damages for the breach (including rent acceleration), electing to leave the arrangement in place and sue for rent and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity. Due to the Chapter 11 Cases, however, Uniti’s ability to exercise remedies under contractual arrangement was stayed as of the date of the Chapter 11 petition filing. See “Risks Related to Chapter 11 Reorganization”.

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

As of December 31, 2019, we had operating authority from each of the 48 states and the District of Columbia in which we conducted local service operations, and we are subject to various forms of regulation from the regulatory commissions in each of these areas as well as from the FCC. State regulatory commissions have jurisdiction over local and intrastate services including, to some extent, the rates that we charge and service quality standards. The FCC has primary jurisdiction over interstate services including the rates that we charge other telecommunications companies that use our network and other issues related to interstate service. In some circumstances, these regulations restrict our ability to adjust rates to reflect market conditions and may affect our ability to compete and respond to changing industry conditions.

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

We require substantial capital to maintain our network, and our growth strategy will require significant capital investments for network enhancements and build-out. During 2019, we incurred $878.5 million in total capital expenditures. We expect to be able to fund required capital expenditures from cash generated from operations and borrowings under our DIP facilities. However, other risk factors described in this section, including relating the Chapter 11 Cases, could materially reduce cash available from operations or significantly increase our capital expenditure requirements. If this occurs, funds for capital expenditures may not be available when needed, which could affect our service to customers and our growth opportunities.

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

Our pension plan invests in marketable securities, including marketable debt and equity securities denominated in foreign currencies, which are exposed to changes in the financial markets. During 2019, the fair market value of these investments increased from $740.9 million to $854.0 million primarily due to investment gains of $163.8 million and employer contributions of $15.9 million, partially offset by routine benefit payments of $66.6 million. Returns generated on plan assets have historically funded a large portion of the benefits paid under our pension plan.

Funding requirements may increase as a result of a decline in the market value of plan assets, a decline in the interest rates used to calculate the present value of future plan obligations or government regulations that increase minimum funding requirements of the pension liability. We estimate that the long-term rate of return on plan assets will be 7.0 percent, but returns below this estimate could significantly increase our contribution requirements, which could adversely affect our cash flows from operations. Also, reductions in discount rates and extensions of participant mortality rates directly increase our pension liability and expose us to greater funding obligations in the future. Our earnings reported under accounting principles generally accepted in the United States (“U.S. GAAP”) may also be adversely affected due to our method of accounting for pension costs, whereby we immediately recognize gains and losses resulting from the return on plan assets as well as other changes in actuarial assumptions impacting our discount rate and mortality estimates.

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

In 2019, we received approximately 5 percent of our revenues from state and federal USF, and any material adverse regulatory developments with respect to these funds could adversely affect our financial and operating condition.

We receive state and federal USF revenues to support the high cost of providing affordable telecommunications services in rural markets. Such support payments constituted approximately 5 percent of our revenues for the year ended December 31, 2019. Pending regulatory proceedings to reform state and federal USF programs and our implementation of those reforms could, depending on the outcome, materially reduce our USF revenues and increase our expenses.

In 2011, the FCC adopted the Connect America Fund, which included a short-term (“CAF Phase I”) and a longer-term (“CAF Phase II”) framework that will conclude at year-end 2020. Windstream elected to participate in both programs. Currently, Windstream receives immaterial amounts of CAF Phase I funding in one state that is subject to being phased out at an undetermined future date, and material amounts of  CAF Phase II funding. Under CAF Phase II, Windstream committed to offer broadband to a certain number of locations at specified speeds in portions of its service areas. If Windstream is not able to fulfill its commitments, it would be required to return some funding and may be subject to additional penalties. Although the deployment obligations under CAF Phase II end in 2020, funding will continue through 2021.

In April 2019, the FCC announced a successor program to the Connect America Fund, the Rural Digital Opportunity Fund (“RDOF”). Under RDOF, the FCC will solicit bids from qualifying bidders via a reverse auction process, which is currently scheduled to begin in October 2020. The program will fund the deployment of high-speed broadband infrastructure in certain areas throughout the U.S. that have been deemed to lack adequate broadband service. If Windstream fails to qualify as a bidder in the reverse auction or otherwise does not succeed in securing funding through RDOF, our financial and operating condition could be materially impaired.

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

We have written off a substantial portion of our goodwill and may be required to write off additional goodwill in the future, which may adversely affect our financial position and results of operations.
As of December 31, 2019, our goodwill comprised less than 1 percent of our assets. Each year, and more frequently on an interim basis if appropriate, we are required by Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other, to assess whether the amount of goodwill assigned to each of our reporting units is impaired. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, near-term and long-term revenue growth, and determining appropriate discount rates, among other assumptions. Future impairment reviews could result in additional impairment charges. Any such impairment charges could materially adversely affect our financial results for the periods in which they are recorded. Additional impairment charges will likely result due to changes from various factors or circumstances, including adoption of new accounting standards, deterioration in the macroeconomic environment, deterioration in our performance or future projections as a result of the Chapter 11 Cases or otherwise, if actual results are not consistent with our estimates and assumptions used in the impairment analysis. See Note 5 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K.

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

We could be affected by economic conditions and downturns in the economy, including adverse conditions and downtowns caused by epidemics, pandemics, or other outbreaks of contagious diseases, including the COVID-19 global pandemic. Downturns in the economy in the markets we serve could cause our existing customers to reduce their purchases of our services or be unable to pay for our services previously procured and seek to terminate arrangements with us, and make it difficult for us to obtain new customers or upgrade services for existing customers.
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

Windstream purchases a significant amount of equipment from key suppliers to maintain, upgrade and enhance our network facilities and operations. Should these suppliers experience financial difficulties, or unanticipated or unexpected impact on their operations caused by market conditions, including but not limited to epidemics, pandemics, or other contagious diseases, such as the COVID-19 global pandemic, their issues could adversely affect our business through increased prices to source purchases through alternative vendors, unanticipated delays in the delivery of equipment and services purchased, or an inability to obtain the goods or services at all.

Adverse developments in our relationship with our employees could adversely affect our business, our results of operations and financial condition.

As of December 31, 2019, we had 1,358 employees, or approximately 12 percent of all of our employees, covered by collective bargaining agreements. Our relationship with these unions generally has been satisfactory.

We are currently party to 16 collective bargaining agreements and one National Pension Agreement with several unions, which expire at various times. Of our existing collective bargaining agreements, six agreements covering approximately 600 employees are due to expire in 2020. In addition, the national pension agreement covers approximately 330 employees. This agreement expired in 2010 but has been extended indefinitely, subject to the right of Windstream or the unions to terminate the agreement with 30 days’ notice. Historically, we have succeeded in negotiating new collective bargaining agreements without work stoppages; however, no assurances can be given that we will succeed in negotiating new collective bargaining agreements to replace the expiring ones without work stoppages. Increases in organizational activity or any future work stoppages could have a material adverse effect on our business, our results of operations and financial condition.

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

Our gross investment in property, by category, as of December 31, 2019, was as follows:

(Millions)
Land	$24.2
Building and improvements	358.5
Central office equipment	6,765.4
Outside communications plant	2,902.3
Furniture, vehicles and other equipment	1,863.4
Construction in progress	347.3
Total	$12,261.1

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
Windstream Services, LLC
Form 10-K, Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Dividends

(a)
Trading in our common stock was suspended and removed from listing on NASDAQ on March 6, 2019. We are unable to relist our common stock on a national securities exchange during our Chapter 11 process. Shares of our common stock are quoted for trading on the OTC Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “WINMQ”. There were 18,351 stockholders of record as of April 30, 2020, which does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

We ceased paying a quarterly common stock dividend in the third quarter of 2017. We are currently subject to restrictions under the terms of the credit agreement governing the DIP financing and expect to be subject to restrictions under any credit agreement we enter into in connection with our emergence from protection under the Bankruptcy Code that limit the amount of dividends that we pay on our common stock.

(b)	Not applicable.

(c)	Not applicable.

Securities Authorized for Issuance Under Equity Compensation Plans

Under the Windstream 2006 Amended and Restated Equity Incentive Plan (the “Windstream Plan”), we may issue restricted stock and other equity securities to directors, officers and other key employees. As of December 31, 2019, the maximum number of shares available for issuance under the Windstream Plan was 2.2 million shares.

The following table sets forth information about our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [a]	Weighted-average exercise price of outstanding options, warrants and rights [b]	Number of securities remaining available for future issuance under equity compensation plans [c] (excluding securities reflected in column [a])
Equity compensation plans not approved by security holders	224,014	$9.60	—	(1)
Equity compensation plans approved by security holders	617,967	$7.50	2,205,204	(2)
Total	841,981	$8.06	2,205,204

(1)
Represents (i) 8,180 options (with a weighted-average exercise price of $65.11) assumed in connection with the acquisitions of PAETEC Holding Corp. (“PAETEC”) and EarthLink Holding Corp. (“EarthLink”) on December 1, 2011 and February 27, 2017, respectively and (ii) 215,834 options granted by Windstream under the PAETEC Holding Corp. 2011 Omnibus Incentive Plan (the “PAETEC Plan”) and the EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan (the “EarthLink Plan”), which were approved by stockholders of PAETEC and EarthLink prior to the respective mergers with Windstream. These plans were not approved by Windstream stockholders. Shares under the PAETEC Plan and the EarthLink Plan were only available for issuance to Windstream employees who were not employed by Windstream when Windstream acquired PAETEC and EarthLink. Both the PAETEC Plan and the EarthLink Plan were frozen in 2018, and as a result, no new awards will be granted under the PAETEC Plan and the EarthLink Plan.

(2)	Represents shares available for issuance under the Windstream Plan.

Item 6. Selected Financial Data

For information pertaining to our Selected Financial Data, refer to page F-38 of the Financial Supplement, which is incorporated by reference herein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For information pertaining to Management’s Discussion and Analysis of our Financial Condition and Results of Operations, refer to pages F-2 to F-37 of the Financial Supplement, which is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

For information pertaining to our market risk disclosures, refer to page F-31 of the Financial Supplement, which is incorporated by reference herein.

Item 8. Financial Statements and Supplementary Data

For information pertaining to our Financial Statements and Supplementary Data, refer to pages F-45 to F-114 of the Financial Supplement, which is incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Controls and Procedures for Windstream Holdings, Inc.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Holdings’ disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective as of December 31, 2019, due to the material weakness in its internal control over financial reporting described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of Windstream Holdings is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in “Internal Control - Integrated Framework” (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of the material weakness described below.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Remediation Plan

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

Controls and Procedures for Windstream Services, LLC

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Services’ disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective as of December 31, 2019, due to the material weakness in its internal control over financial reporting described below.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of Windstream Services is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria in “Internal Control - Integrated Framework” (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of the material weakness described below.

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

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)	Remediation Plan

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

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part III

Item 10. Directors, Executive Officers, and Corporate Governance

Our executive officers are as follows:

Name	Business Experience	Age
Anthony W. Thomas	President and Chief Executive Officer of Windstream since December 2014.	49
Robert E. Gunderman	Chief Financial Officer and Treasurer of Windstream since November 2017; Chief Financial Officer of Windstream from June 2015 to November 2017; Chief Financial Officer and Treasurer of Windstream from December 12, 2014 to June 2015.	47
Layne Levine	President Windstream Enterprise & Wholesale of Windstream since July 2017; Previously held positions at GTT including Chief Revenue Officer and Executive Vice President of GTT’s Americas division.	57
Jeff Small	President - Kinetic of Windstream since May 2017; Executive Vice President Engineering and Network Operations of Windstream from June 2016 to May 2017; Previously held position of senior vice president of corporate development and operations for Communications Sales & Leasing (now Uniti Group), the Real Estate Investment Trust created in 2015 from the spin-off of certain Windstream network and real estate assets.	44
Kristi Moody	Executive Vice President, General Counsel & Corporate Secretary of Windstream since February 2019; Senior Vice President, General Counsel & Corporate Secretary of Windstream from February 2017 to February 2019; Senior Vice President & Corporate Secretary of Windstream from January 2015 to February 2017.	49

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

Item 11. Executive Compensation

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, LLC (“Windstream Services”), filed voluntary petitions for reorganization (collectively, the “Bankruptcy Petitions”) under Chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Chapter 11 cases (collectively, the “Chapter 11 Cases”) are being jointly administered under the caption In re Windstream Holdings, Inc., et al., Case No. 19-22312 (RDD) (lead case). Windstream intends to use the court-supervised process to address debt maturities that were accelerated as a result of a decision by Judge Jesse Furman in the Southern District of New York against Windstream Services, LLC, issued on February 15, 2019. The Company continues to operate the business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The same individuals serve as executive officers of both Windstream Holdings and Windstream Services. The information presented in this Item 11, or this Compensation Discussion and Analysis (“CD&A”), reflects compensation for the following individuals, who served as the principal executive officer, principal financial officer and the three most highly compensated officers (other than the principal executive and financial officers) of Windstream Holdings and Windstream Services (collectively, the “named executive officers” or “NEOs”) for fiscal year 2019:

NEO	Title
Tony Thomas	President & Chief Executive Officer
Robert E. Gunderman	Chief Financial Officer & Treasurer
Layne Levine	President - Enterprise
Jeff Small	President - Kinetic
Kristi Moody	Executive Vice President, General Counsel & Corporate Secretary

2019 EXECUTIVE COMPENSATION PHILOSOPHY AND FRAMEWORK
Our 2019 compensation plans for our NEOs were originally approved by the Compensation Committee (the “Committee”) at its February 5, 2019 meeting. Subsequent to the approval of the plans, we filed the Bankruptcy Petitions. In light of such filings and the associated challenges, the Committee determined the compensation plans approved at the February 5th meeting were no longer effective and required adjustments to ensure the proper motivation of our NEOs during the court supervised restructuring process.
The NEO compensation program for 2019 was designed to achieve the following objectives during the restructuring process:

•	Support the overall goal of motivating NEOs to preserve and enhance enterprise value and minimize the negative impact of the restructuring process;

•	Motivate and reward the achievement of financial and operational performance critical to our key stakeholders; and

•	Provide competitive pay opportunities to ensure the NEOs are engaged and focused on value creation for the Company and all of its stakeholders.
The modified 2019 NEO compensation program was developed with the input of creditors and was approved by the Bankruptcy Court on May 14, 2019. In light of this foregoing, the Committee did not consider the results of the most recent shareholder advisory vote on executive compensation, which occurred at the 2018 annual meeting of stockholders.

DETERMINATION OF 2019 EXECUTIVE COMPENSATION
Role of the Compensation Committee
The Committee assists the Board in fulfilling its oversight responsibility related to the compensation programs, plans and awards for Windstream’s directors and executive officers, including our NEOs. The Committee annually reviews and approves goals relevant to our CEO’s compensation and, based on an annual evaluation of these performance goals, determines and approves our CEO’s compensation. The Committee conducts this review and establishes the CEO’s compensation using a survey of compensation data of comparable employers prepared by its outside compensation consultant based on criteria specified by the Committee. After setting the annual performance goals for the CEO’s compensation, the Committee actively monitors corporate performance to confirm the compensation design, performance metrics and overall framework remain aligned with the strategic direction of the Company, including convening an annual compensation strategy meeting in September of each year.
Role of the Independent Consultant
The Committee has the authority to retain executive compensation consultants to assist in the evaluation of director, CEO and executive officer compensation and to approve the consultant’s fees and other retention terms. It is the policy of the Committee that the compensation consultant should not perform any other services for Windstream. During 2018, the Committee engaged Pearl Meyer, LLC (“Pearl Meyer”) to assist in the review and design of Windstream’s executive compensation program, and Pearl Meyer reported directly to the Committee. Pearl Meyer continued to provide services to the Committee through the February 5, 2019 Committee meeting.
In March 2019, the Committee engaged Willis Towers Watson as its compensation advisor, given their experience working with companies during a restructuring process. Willis Towers Watson provided advice and counsel on the appropriate design of our modified 2019 NEO compensation program.
Role of Management
Windstream’s management assists the Committee’s consultant in its survey of executive compensation by providing historical compensation information and by reviewing and commenting on preliminary drafts of the survey reports. At the first meeting of each year (generally in February), the Committee reviews and approves executive compensation for such year. Based on the compensation surveys and compensation principles previously specified by the Committee, our CEO and members of Windstream’s human resources team prepare recommendations for compensation for executive officers in consultation with the Committee’s consultant, except that no recommendation is made for our CEO’s compensation. The Committee determines our CEO’s compensation and recommends compensation of all other executive officers to the Board, based in part on discussions with management, our CEO, and the consultant. The Board approves, in the case of CEO compensation, or ratifies, in the case of all other executive officers, the actions of the Committee.

Competitive Market Analysis
As part of the process of approving executive compensation levels and plan designs, the Committee periodically reviews and considers competitive market data. With respect to 2019 NEO compensation decisions, the Committee relied on a competitive market study completed by Willis Towers Watson in March 2019. This market analysis included pay levels and plan design information from the following peer group companies approved by the Committee:

• CenturyLink	• Sirius XM Holdings, Inc.
• Cincinnati Bell	• Telephone and Data Systems Inc.
• Dish Network	• United States Cellular Corporation
• Frontier Communications Corp.	• Zayo Group Holdings Inc.
• NetApp, Inc.
The companies in the 2019 peer group were selected in light of a number of factors, including scope and complexity of operations, industry relevance, and business model similarity. The Committee believes that the consideration of plan designs and performance levels among peer companies provides an additional useful reference point for the plan designs and degree of pay and performance alignment at Windstream. While consideration is given to the competitive market data, the Committee uses it primarily as a reference point and does not specifically target compensation to any market percentile
In addition to considering the companies in the 2019 peer group, the Committee also considered the practices of 19 companies with revenues exceeding approximately $1.0 billion that filed bankruptcy petitions during the period 2014 through 2018. These companies represented various industries and included the following companies: Alpha Natural Resources, Inc., Avaya Inc., Claire’s Inc., Energy Future Holdings Corp., FirstEnergy Solutions Corp., GenOn Energy, hhgregg, Inc., iHeartMedia, Inc., Linn Energy, Marsh Supermarkets, NII Holdings, Inc., Patriot Coal, Peabody Energy Corporation, Quiksilver Inc., RadioShack (RS Legacy Corporation), Sears Holdings Corporation, SunEdison, Toys “R” Us Inc., and Westinghouse Electric Company. This restructuring group served as the basis for market perspective on typical incentive plan structures and overall plan costs within the context of a restructuring.

COMPONENTS OF EXECUTIVE COMPENSATION
For 2019, NEO compensation consisted of the following principal components:
Base Salary
Base salaries for our executives, including NEOs, were set by the Committee after consideration of various factors including experience and skills, individual performance, the ability to attract and retain talented executives and market data. Consistent with our philosophy of tying pay to performance, our NEOs received a relatively small percentage of their overall target compensation in the form of base salary. The table below includes each NEO’s base salary as of December 31, 2019 as compared to December 31, 2018.

NEO	Base Salary at December 31, 2018	Base Salary at December 31, 2019	% Change	Basis for Adjustment
Tony Thomas	$1,000,000	$1,000,000	0%	N/A
Robert Gunderman	$500,000	$500,000	0%	N/A
Layne Levine	$425,000	$450,000	5.9%	Time in role and experience
Jeff Small	$350,000	$400,000	14.3%	Time in role and experience
Kristi Moody	$350,000	$375,000	7.1%	Market competitive, increase in scope and experience, time in role

Key Employee Incentive Plan (“KEIP”)
During 2019, the NEOs participated in the court-approved KEIP, which provided our NEOs with the opportunity to earn performance-based cash incentives during the year. The KEIP provided the NEOs with the opportunity to receive cash incentives, to the extent earned based on performance, upon the conclusion of three separate performance periods during the year. The three performance periods were defined as:
•January 1, 2019 through June 30, 2019 (“1H 2019”)
•July 1, 2019 through September 30, 2019 (“3Q 2019”)
•October 1, 2019 through December 31, 2019 (“4Q 2019”)
In addition to being measured for each performance period, performance achievement was also measured on a cumulative basis at the end of the 2019, and a “catch up” incentive payment could be earned to the extent performance achieved on an annual basis exceeded the cumulative quarterly performance target goals for the whole year.
Under the terms of the KEIP, 50% of all earned payments for each applicable performance period were deferred until the earlier of emergence from bankruptcy or March 1, 2020.
Incentive Opportunities. The potential amount payable to a NEO upon achievement of the Threshold Goals, Target Goals and Maximum Goals (each as defined in the KEIP) is based on the NEO’s target incentive opportunity set forth in his or her participation agreement (the “Target Bonus”). The target bonus amounts were inline with, and did not exceed, the sum of the NEOs’ 2018 short-term and long-term incentive targets. Each NEO’s Target Bonus for each of the performance periods is shown below.

NEO	1H 2019 Target Bonus	3Q 2019 Target Bonus	4Q 2019 Target Bonus
Tony Thomas	$ 2,565,000	$ 1,282,500	$ 1,282,500
Robert Gunderman	$ 950,000	$ 475,000	$ 475,000
Layne Levine	$ 570,000	$ 285,000	$ 285,000
Jeff Small	$ 540,000	$ 270,000	$ 270,000
Kristi Moody	$ 390,625	$ 195,313	$ 195,313
The KEIP provided for potential payouts ranging from 50% of the Target Bonus for achievement of the Threshold Goals to 200% of the Target Bonus for achievement of the Maximum Goals. Payouts for performance between the defined Threshold Goals, Target Goals and Maximum Goals were linearly interpolated. No payout would be made if performance fell below the Threshold Goals.
Performance Measures. For each NEO, payouts were determined based on our performance relative to pre-established objectives for three performance metrics, with metrics varying by function or business unit. The tables below detail the performance metrics, weightings, specific performance goals, and actual performance attainment for each performance period during 2019, for each of our NEOs. All dollar amounts in the tables below are reflected in millions.
Messrs. Thomas, Gunderman and Ms. Moody

Performance target and attainments for 1H19 (January - June)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Adjusted OIBDAR(1)	$801,119	$890,132	$979,145	60%	$897,250	106%	64%
Enterprise Strategic Revenue	$113,983	$126,648	$139,313	20%	$132,499	146%	29%
Net Broadband Adds	11,679	17,519	23,359	20%	13,293	64%	13%
					1H19 Attainment %		106%

Performance target and attainments for 3Q19 (July - September)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Adjusted OIBDAR(1)	$391,393	$434,881	$478,369	60%	$423,304	87%	52%
Enterprise Strategic Revenue	$60,072	$66,747	$73,422	20%	$72,550	187%	37%
Net Broadband Adds	5,093	7,640	10,187	20%	5,660	61%	12%
					3Q19 Attainment %		102%

Performance target and attainments for 4Q19 (October - December)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Adjusted OIBDAR(1)	$391,751	$435,279	$478,807	60%	$422,454	85%	51%
Enterprise Strategic Revenue	$63,059	$70,065	$77,072	20%	$75,945	184%	37%
Net Broadband Adds	3,227	4,841	6,455	20%	9,387	200%	40%
					4Q19 Attainment %		128%

Cumulative Performance target and attainments for 2019 (January - December)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Adjusted OIBDAR(1)	$1,584,263	$1,760,292	$1,936,321	60%	$1,743,008	95%	57%
Enterprise Strategic Revenue	$237,115	$263,461	$289,807	20%	$281,034	167%	33%
Net Broadband Adds	20,000	30,000	40,000	20%	28,340	92%	18%
					Annual Plan Attainment %		109%

(1) Operating income before depreciation and amortization, excluding certain “special items,” including merger and integration costs, extraordinary charges, non-cash impairment charges, restructuring charges, pension expense or non-cash expense related to equity compensation, the straight-line expense due under the contractual arrangement with Uniti Group Inc., and other items discussed in Appendix A included in this Item 11.
Mr. Levine

Performance target and attainments for 1H19 (January - June)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Enterprise & Wholesale (EW) Contribution Margin (CM)	$365,819	$406,466	$447,113	60%	$399,546	91%	55%
Enterprise Strategic Revenue	$113,983	$126,648	$139,313	20%	$132,499	146%	29%
E&W Service Revenue	$1,336,957	$1,485,508	$1,634,059	20%	$1,477,569	97%	19%
					1H19 Attainment %		104%

Performance target and attainments for 3Q19 (July - September)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
EWCM	$187,502	$208,335	$229,169	60%	$191,944	61%	36%
Enterprise Strategic Revenue	60,072	66,747	73,422	20%	$72,550	187%	37%
E&W Service Revenue	$646,772	$718,635	$790,499	20%	702,324	89%	18%
					3Q19 Attainment %		92%

Performance target and attainments for 4Q19 (October - December)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
EWCM	$181,712	$201,902	$222,092	60%	$188,738	67%	40%
Enterprise Strategic Revenue	$63,059	$70,065	$77,072	20%	$75,945	184%	37%
E&W Service Revenue	625,324	694,804	764,284	20%	677,984	88%	18%
					4Q19 Attainment %		95%

Cumulative Performance target and attainments for 2019 (January - December)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
EWCM	$735,033	$816,703	$898,373	60%	$780,228	78%	47%
Enterprise Strategic Revenue	$237,115	$263,461	$289,807	20%	$281,034	167%	33%
E&W Service Revenue	2,609,054	2,898,949	3,188,844	20%	2,857,878	93%	19%
					Annual Plan Attainment %		99%

Mr. Small

Performance target and attainments for 1H19 (January - June)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Kinetic Contribution Margin	$541,193	$601,325	$661,458	60%	$612,083	118%	71%
Net Broadband Adds	11,679	17,519	23,359	20%	13,293	64%	13%
Small/Medium Business Revenue	$142,573	$158,414	$174,255	20%	$158,308	100%	20%
					1H19 Attainment %		103%

Performance target and attainments for 3Q19 (July - September)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Kinetic Contribution Margin	$257,498	$286,108	$314,719	60%	$286,652	102%	61%
Net Broadband Adds	5,093	7,640	10,187	20%	5,660	61%	12%
Small/Medium Business Revenue	$69,810	$77,567	$85,324	20%	$76,829	95%	19%
					3Q19 Attainment %		92%

Performance target and attainments for 4Q19 (October - December)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Kinetic Contribution Margin	$263,562	$292,847	$322,132	60%	$290,400	96%	57%
Net Broadband Adds	3,227	4,841	6,455	20%	9,387	200%	40%
Small/Medium Business Revenue	$69,107	$76,786	$84,465	20%	$75,702	93%	19%
					4Q19 Attainment %		116%

Cumulative Performance target and attainments for 2019 (January - December)
Performance Measures	Threshold	Target	Maximum	Weighting	Actual	Attainment % of Target	Weighted Attainment %
Kinetic Contribution Margin	$1,062,252	$1,180,280	$1,298,308	60%	$1,189,135	108%	65%
Net Broadband Adds	20,000	30,000	40,000	20%	28,340	92%	18%
Small/Medium Business Revenue	$281,490	$312,767	$344,044	20%	$310,839	97%	19%
					Annual Plan Attainment %		102%
Actual Payouts. For 2019, each NEO earned a performance‑based cash award for each period based on the weighted achievement of the respective Company and business unit performance goals. The following table shows the actual payouts for each NEO under the KEIP for 2019.

	1H 2019		3Q 2019		4Q2019		Annual
NEO	$	% of Target	$	% of Target	$	% of Target	$	% of Target
Tony Thomas	$ 2,706,228	106%	$ 1,303,364	102%	$ 1,640,882	128%	$ 5,650,474	110%
Robert Gunderman	$ 1,002,308	106%	$ 482,728	102%	$ 607,734	128%	$ 2,092,770	110%
Layne Levine	$ 590,520	104%	$ 260,820	92%	$ 270,186	95%	$ 1,123,196(1)	99%
Jeff Small	$ 558,524	103%	$ 249,520	92%	$ 313,416	116%	$ 1,121,460	104%
Kristi Moody	$ 412,132	106%	$ 198,490	102%	$ 249,892	128%	$ 860,514	110%

(1)	Mr. Levine received an additional payment of $1,670 as the cumulative annual performance exceeded the sum of the payouts based on the three individual measurement periods.
Retirement and Other Compensation and Benefits
The 2019 compensation program also included retirement plans, a deferred compensation plan, change-in-control agreements and other matters detailed below.
Retirement Plans
Windstream maintains a defined benefit pension plan and a qualified 401(k) defined contribution plan for its executive officers (including the NEOs) and employees. Participation in the pension plan is frozen except for certain bargaining unit employees. No executive officer is eligible for continued accruals. Windstream’s 401(k) plan provides for potential matching employer contributions of up to 4% of a participant’s compensation. The Committee maintains the 401(k) plan to provide employees with an opportunity to save for retirement with pre-tax dollars.

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
Severance and Change-In-Control Agreements
During 2019, Windstream had severance and change-in-control agreements with each NEO other than Mr. Thomas, who is subject to the Employment Agreement described above. The severance and change-in-control agreements provide that upon a qualifying separation from service, the NEOs will be eligible to receive certain severance benefits. Refer to the “Potential Payments Upon Death, Disability, Termination or Change-in-Control” section of this Item 11 for additional details associated with the severance and change-in-control agreements.

GOVERNANCE FEATURES
Stock Ownership/Insider Trading Policies
Windstream’s minimum stock ownership guidelines are described in Item 12 of this Amendment under the heading “Security Ownership.” The guidelines are intended in part to ensure that NEOs retain a sufficient number of shares of Windstream common stock such that they continue to have a material financial interest in Windstream that is aligned with the stockholders. Effective May 7, 2019, the Board of Directors suspended application of the minimum stock ownership guidelines in light of Windstream’s restructuring and limited ability to issue restricted stock to those individuals subject to the guidelines. This suspension is in effect until further notice.
Prohibition on Hedging and Pledging
Under Windstream’s insider trading compliance policy, directors, NEOs, and certain other officers are prohibited, and all other employees are discouraged, from engaging in any transaction involving derivative securities intended to hedge the market risk in equity securities of Windstream other than purchases of long call options or the sale of short put options that are not closed prior to their exercise or expiration date. The policy also prohibits the purchase of Windstream shares on loan or margin and short sales.
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
Compensation Committee Interlocks and Insider Participation
During 2019, Messrs. LaPerch, Beall and Turek served on the Committee. No member of the Committee had any relationship requiring disclosure under the section titled “Relationships and Certain Related Transactions” included in Item 13 of this Amendment. During 2019, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on either the Committee or our Board of Directors.
Risk Oversight
Management of Windstream has the primary responsibility for managing the risks facing the Company, subject to the oversight of the Board. Each committee of the Board assists the Board in discharging its risk oversight role by performing the subject matter responsibilities outlined above in the description of each committee. The Board retains full oversight responsibility for all subject matters not assigned to committees, including risks presented by business strategy, financing matters, competition, regulation, general industry trends, including the disruptive impact of technological changes, capital structure and allocation, mergers and acquisitions, and any other strategic initiatives. With respect to compensation matters, the Committee has assessed the risks that could arise from its compensation policies for all employees, including employees who are not officers, and has concluded that such policies are not reasonably likely to have a material adverse effect on Windstream. To the extent that Windstream’s compensation programs create a potential misalignment of risk incentives, the Committee believes that it has adequate compensating controls to mitigate the potential impact of any such misalignment, including the clawback policy for senior executives. The result is a strong alignment between the interests of management and stockholders.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Compensation Committee has reviewed the disclosures under the caption “Compensation Discussion and Analysis” contained in Item 11 of Windstream Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and has discussed such disclosures with the management of Windstream Holdings, Inc. Based on such review and discussion, the Committee recommended to the Windstream Board of Directors that the “Compensation Discussion and Analysis” be included in Windstream Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for filing with the Securities and Exchange Commission.

The Compensation Committee

William G. LaPerch, Chair
Samuel E. Beall, III
Walter L. Turek

SUMMARY COMPENSATION TABLE
The following table shows compensation awarded to, earned by or paid to the NEOs in fiscal year 2019 and, as applicable, in fiscal years 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($) (2)	All Other Compensation ($) (3)	Total ($)
Tony Thomas President & CEO	2019	1,000,000	-	-	-	5,650,474	39,251	12,910	6,702,635
	2018	1,000,000	-	-	1,381,250	2,661,742	-	12,710	5,055,702
	2017	1,000,000	-	3,131,379	-	1,195,680	22,270	85,659	5,434,988
Robert E. Gunderman Chief Financial Officer & Treasurer	2019	500,000	-	-	-	2,092,770	-	12,110	2,604,880
	2018	500,000	-	-	504,900	849,492	-	14,285	1,868,677
	2017	475,000	-	1,143,054	-	381,600	-	37,478	2,037,132
Layne Levine President - Enterprise	2019	447,115	300,000(5)	-	-	1,123,196	-	14,055	1,884,366
	2018	425,000	-	-	212,500	532,109	-	12,300	1,181,909
	2017	187,500	1,010,000	1,500,002	-	-	-	27,588	2,725,090
Jeff Small President - Kinetic	2019	394,231	166,666(6)	-	-	1,121,460	-	11,542	1,693,899
	2018	350,000	166,667	-	170,000	634,366	-	11,245	1,322,278
	2017	325,577	186,667	262,846	-	312,985	-	24,306	1,112,381
Kristi Moody Executive Vice President, General Counsel & Corporate Secretary (4)	2019 2018	372,115 344,231	- -	- -	- 127,500	860,514 297,322	- -	11,579 14,932	1,244,208 783,985

(1)	These amounts are amounts earned under the KEIP. Amounts were earned following certification of results (1H19, 3Q19, 4Q19) at the August, November and February Committee meetings.

(2)
Pension value for Mr. Thomas increased by $39,251 during 2019. No other NEOs participate in the Windstream Pension Plan. There were no “above-market earnings” for 2019 under the Windstream 2007 Deferred Compensation Plan.

(3)
For 2019, the amounts shown in this column are comprised of (i) Company matching contributions under the Windstream 401(k) Plan of $11,200 for each NEO and (ii) imputed income for value over $50,000 of life insurance coverage provided by Windstream.

(4)	Ms. Moody was not a NEO in 2017.

(5)
In 2018, the Committee granted Mr. Levine a special one-time cash retention grant in the amount of $300,000 that was scheduled to vest over a 3-year period, one-third (1/3) of which vested in 2019. On February 22, 2019, the Board accelerated payment of the remainder of the retention award, provided that if Mr. Levine voluntarily terminates his employment or is terminated by Windstream for cause, then Windstream would be entitled to recoup that portion of the cash grant that would have lapsed as of the termination date based on the original vesting schedule. This amount represents the full amount of the cash retention award (including the accelerated portion subject to the clawback).

(6)
On February 22, 2019, the Board accelerated payment of the last one-third (1/3) of a retention cash award granted to Mr. Small in 2016, provided that if Mr. Small voluntarily terminates his employment or is terminated by Windstream for cause, then Windstream would be entitled to recoup that portion of the cash grant that would have lapsed as of the termination date based on the original vesting schedule.

GRANTS OF PLAN-BASED AWARDS

The following table shows information regarding grants made by Windstream during 2019 to the NEOs pursuant to the KEIP described in the section titled “Components of Executive Compensation-Key Employee Incentive Plan (“KEIP”)” in this Item 11. There were no grants of equity-based awards made in 2019.

Name	Estimated Future Payouts Under Non-Equity Incentive Plan Award
	Threshold ($)	Target ($)	Maximum ($)
Tony Thomas	2,565,000	5,130,000	10,260,000

Robert E. Gunderman	950,000	1,900,000	3,800,000

Layne Levine	570,000	1,140,000	2,280,000

Jeff Small	540,000	1,080,000	2,160,000

Kristi Moody	390,625	781,250	1,562,500

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows information regarding outstanding equity awards under the Windstream equity incentive plans held by NEOs as of December 31, 2019.

Name	Option Awards				Stock Awards
			Option exercise price ($)	Option expiration date	Time-Based Vesting Restricted Stock		Performance-Based Vesting Restricted Stock or Units
	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (1)			Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Tony Thomas	108,334	216,666	7.50	2/6/28	14,660 (3) 26,363 (4)	1,319 2,373	43,979 (5)	3,958
Robert E. Gunderman	39,600	79,200	7.50	2/6/28	5,359 (3) 9,853 (4)	482 887	16,076 (5)	1,447
Layne Levine	16,667	33,333	7.50	2/6/28	47,170 (3) 47,170 (4)	4,245 4,245
Jeff Small	13,334	26,666	7.50	2/6/28	1,353 (3) 12,072 (4)	122 1,086	4,060 (5)	365
Kristi Moody	10,000	20,000	7.50	2/6/28	1,128 (3) 2,283 (4)	102 205	3,383 (5)	304

(1)	These stock options were granted February 6, 2018. The stock options vest in 3 equal installments beginning March 1, 2019.

(2)	Market values calculated using the closing price of Windstream common stock on December 31, 2019, which was $0.09 per share.

(3)	These shares were scheduled to vest in full on March 1, 2020, but effective February 17, 2020, the Committee approved extending the vesting date from March 1, 2020 to December 1, 2020.

(4)	These shares were scheduled to vest in full on March 1, 2019, but effective November 27, 2019, the Committee approved extending the vesting date from March 1, 2019 to December 1, 2020.

(5)
Represents 2017 PBRSUs at target scheduled to vest March 1, 2020, if at all, based on the Company's achievement of a specified level of Adjusted Free Cash Flow over the three-year period ended December 31, 2019. As a result of actual performance, none of these shares vested.

OPTION EXERCISES AND STOCK VESTED

The following table shows information regarding the vesting of equity-based awards during 2019.

	Stock Awards (1)
Name	Number of Shares Acquired on Vesting (#) (2)	Value Realized on Vesting ($) (3)
Tony Thomas	34,060	12,677
Robert E. Gunderman	13,079	4,868
Layne Levine	-	-
Jeff Small	-	-
Kristi Moody	3,362	1,251

(1)	No stock options were exercised by any NEO in 2019.

(2)
Represents shares of Windstream common stock underlying PBRSUs that vested on March 1, 2019. The Board of Directors elected to delay delivery of such vested shares until December 1, 2019, and then further delayed delivery of such vested shares again until March 14, 2020, subject to acceleration upon a “change in control” and certain qualifying events of termination of employment. Prior to delivery, all of the NEOs declined delivery of the shares.

(3)
The amounts in this column represented the value realized upon vesting based on the closing price of $0.3722 per share; however, the NEOs never realized such value as they declined delivery of the underlying shares.

RETIREMENT BENEFITS

The following table shows certain information regarding benefits for Tony Thomas under certain retirement plans, specifically the Windstream Pension Plan and Benefit Restoration Plan as of December 31, 2019. No other current or former NEOs have benefits under these plans.

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Tony Thomas	Pension Plan	7	163,260	-
	Benefit Restoration Plan	-	13,937	-

(1)	Recognizes prior service under the Alltel Corporation Pension Plan and the Alltel Corporation Benefit Restoration Plan.

(2)
The present value of accumulated benefits includes the present value of the benefits transferred from the Alltel Corporation Pension Plan and the Alltel Corporation Benefit Restoration Plan assumed by Windstream at the time it spun off from Alltel in 2006. The present value of accumulated benefits was calculated based on retirement at age 60 with 20 years of credited service, current compensation as of December 31, 2019, no pre-retirement decrements, the Pri-2012 projected forward with generational improvement using scale MP-2019, and a 3.37% discount rate, which is the same rate used for preparing Windstream’s consolidated financial statements.

The following summarizes the material terms of these retirement plans.

Windstream Pension Plan

The Windstream Pension Plan (“Pension Plan”) is a tax-qualified defined benefit plan and generally covers salaried and non-salaried employees of Windstream and those subsidiary companies that have adopted the Pension Plan. Accruals are frozen for non-bargaining employees. No NEOs were eligible for continuing accruals under the Pension Plan as of the end of 2019.

The Pension Plan’s accrued benefit is payable in the form of a monthly life annuity following normal retirement at age 65 (or, if later, at five years of service or at the fifth anniversary of participation). The accrued benefit is also payable in a monthly life annuity following early retirement at or after age 55 with at least 20 years of service (with reduction in the life annuity of 0.25% for each month that commencement precedes age 60) or at or after age 60 with 15 years of service (with reduction in the life annuity of 0.25% for each month that commencement precedes age 65 for a participant whose benefit commences before age 62). As of the end of 2019, no NEOs satisfied the foregoing age and service requirements to commence receipt of an early retirement benefit under the Pension Plan.

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

Windstream Benefit Restoration Plan

The Windstream Benefit Restoration Plan (“BRP”) contains an unfunded, unsecured pension benefit for a group of highly compensated employees whose benefits are reduced due to the IRS compensation limits for qualified plans. This plan was established by Alltel Corporation (“Alltel”) and assumed by Windstream at the time it spun off from Alltel in 2006. Accruals are frozen for employees. No NEOs continued to be eligible for accruals in the pension benefit of the BRP as of the end of 2019. The pension benefit under the BRP is calculated as the excess, if any, of (x) the participant’s Pension Plan benefit (on a single life-annuity basis payable commencing on the later of the participant’s retirement date or age 65) without regard to the IRS compensation limit ($280,000 for 2019) over (y) the participant’s regular Pension Plan benefit (on a single life-annuity basis payable commencing on the later of the participant’s retirement date or age 65 regardless of the actual form or timing of payment). If the participant has not attained age 65 on the date his or her benefit is scheduled to commence, the BRP benefit is reduced to the extent as the Pension Plan benefit would have been reduced based on reduction factors as in effect on December 31, 2007. For purposes of the preceding calculations, compensation has the same meaning provided in the foregoing description of the Pension Plan. The payment of a participant’s retirement benefit under the BRP shall commence as of the first day of the first month following the later of (i) his or her 60th birthday or (ii) the six-month anniversary of the participant’s separation from service. Benefits are paid over the life of the participant if the participant is alive when benefits commence or over the life of the spouse if the benefit is paid as a pre-retirement death benefit. The benefit will be paid in one lump sum payment if the actuarial present value is less than $30,000. To the extent permitted by Section 409A of the Code, the Benefits Committee, comprised of the President & Chief Executive Officer, Chief Financial Officer, Chief Human Resources Officer and Vice President-Compensation & Benefits, authorized by the Board of Directors to manage the operation and administration of all employee benefit plans, including non-qualified plans, may direct that the benefit be paid in an alternative form provided that it is the actuarial equivalent of the normal form of benefit so that the BRP benefit is paid in the same form as the Pension Plan benefit. No NEOs were yet eligible to commence their benefits under the BRP as of the end of 2019.

Windstream 2007 Deferred Compensation Plan

The Windstream 2007 Deferred Compensation Plan (the “2007 Plan”) is a non-qualified deferred compensation plan offered to executive officers and other key employees. Due to low participation, the 2007 Plan was frozen to new contributions as of January 1, 2018. The 2007 Plan also allowed Windstream to make discretionary contributions to the 2007 Plan to replace contributions that Windstream is limited from making to its 401(k) qualified plan as a result of limits imposed by the Code. These discretionary contributions equal the amount that could have been credited to the executive officers as a matching contribution under Windstream’s 401(k) plan had compensation not been limited under the 401(k) plan by the Code, plus the amount, if any, by which the executive officer’s matching contribution under the Windstream 401(k) Plan is reduced due to the executive officer’s contributions to the 2007 Plan. Participant accounts are credited with earnings based on a portfolio of investment funds. Payments are made under the 2007 Plan in cash at certain future dates as specified by the participants or upon separation of service. Whether or not payments will be made under the 2007 Plan is ultimately dependent on the outcome of the Chapter 11 Cases. The following table shows certain information regarding contributions and aggregate balances for the NEOs under the 2007 Plan as of December 31, 2019.

Name	Executive Contributions in 2019 ($)	Windstream Contributions in 2019 ($) (1)	Aggregate Earnings in 2019 ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at 12/31/2019 ($) (3) (4)
Tony Thomas	-	-	231,287	-	1,239,442
Robert E. Gunderman	-	-	42,826	-	220,810
Layne Levine	-	-	363	-	17,320
Jeff Small	-	-	256	-	12,228
Kristi Moody	-	-	253	-	12,084

(1)	Company contributions ceased in 2018.

(2)	There were no “above-market earnings” for 2019, and as such, none of these amounts were included in the Summary Compensation Table.

(3)	Balances are paid following termination or upon a date chosen by participant subject to compliance with Section 409A of the Code.

(4)
All amounts contributed by a NEO and Windstream in prior years have been reported in the Summary Compensation Tables in previously filed proxy statements in the year earned to the extent the NEO was for purposes of the SEC’s executive compensation disclosure.

POTENTIAL PAYMENTS UPON DEATH, DISABILITY, TERMINATION OR CHANGE-IN-CONTROL

The benefits payable to each NEO upon death, disability, termination or change-in-control are subject to the provisions of certain agreements, plans and arrangements discussed below. The actual amounts that would be paid to each NEO can be determined only at the time the actual triggering event occurs. The estimated amount payable or provided to each NEO in each situation summarized below assumes that the triggering event occurred on December 31, 2019 (and that the Company had not commenced the Chapter 11 Cases) and are in addition to the benefits which the NEOs would be entitled to receive under the retirement plans and programs described in the section titled “Retirement Benefits” above. Note that NEOs who are considered “insiders” under the Bankruptcy Code may not be eligible to receive all or a portion of the described payments or benefits if terminated prior to the Company’s emergence from bankruptcy. This section identifies and quantifies the extent to which those retirement benefits are enhanced or accelerated upon the triggering events described below.

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

Death or Disability

In the event that an NEO dies or becomes disabled, the NEO (or such NEO’s beneficiary) will be entitled to (i) the immediate vesting of any unvested restricted stock, the target number of PBRSUs, and unvested stock options (with disability determined by the Committee in its sole discretion), and (ii) the target bonus under Windstream’s annual short-term incentive plan pro-rated on the basis of the ratio of the number of days of participation during the plan year to the number of days during the plan year and paid by Windstream in a lump sum following the end of the year (with disability defined as incapacity resulting in the executive being unable to engage in gainful employment at his usual occupation by reason of any medically demonstrable physical or mental condition, excluding incapacity resulting from a felonious enterprise, chronic alcoholism or addiction to drugs or abuse, and self-inflicted injury or illness).

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

Potential Payments

The following tables show the potential payments upon a hypothetical termination or change in control of the Company effective as of December 31, 2019 for the NEOs. In all tables, the value of the accelerated vesting of restricted shares, PBRSUs and stock options are based on closing prices of Windstream common stock on December 31, 2019, which was $0.09 per share. As noted above, NEOs who are considered “insiders” under the Bankruptcy Code may not be eligible to receive all or a portion of the described payments or benefits if terminated prior to the Company’s emergence from bankruptcy.

Tony Thomas

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	—	—	3,000,000	18,390,000
Accelerated Vesting of Restricted Stock	3,692	—	—	3,692
Accelerated Vesting of PBRSUs	3,958	—	—	3,958
Accelerated Vesting of Stock Options	—	—	—	—
Accelerated Vesting of Cash Grant	2,000,000	—	—	2,000,000
Pro-rated Annual Incentive Compensation	5,650,474	—	5,650,474	5,650,474
Cash Equivalent for Health Care Premiums	—	—	—	46,302
Outplacement Services	—	—	—	50,000
Total	7,658,124	—	8,650,474	26,144,426

Robert E. Gunderman

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	—	—	2,400,000	4,800,000
Accelerated Vesting of Restricted Stock	1,369	1,369	1,369	1,369
Accelerated Vesting of PBRSUs	1,447	—	—	1,447
Accelerated Vesting of Stock Options	—	—	—	—
Pro-rated Annual Incentive Compensation	2,092,770	—	2,092,770	2,092,770
Cash Equivalent for Health Care Premiums	—	—	16,431	24,647
Outplacement Services	—	—	25,000	25,000
Total	2,095,586	1,369	4,535,570	6,945,233

Layne Levine

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	—	—	1,590,000	3,180,000
Accelerated Vesting of Restricted Stock	—	—	—	—
Accelerated Vesting of PBRSUs	—	—	—	—
Accelerated Vesting of Stock Options	—	—	—	—
Pro-rated Annual Incentive Compensation	1,123,196	—	1,123,196	1,123,196
Cash Equivalent for Health Care Premiums	—	—	17,392	26,088
Outplacement Services	—	—	25,000	25,000
Accelerated Vesting of Inducement Grant	8,490	8,490	8,490	8,490
Accelerated Vesting of Cash Grant	—	—	—	—
Total	1,131,686	8,490	2,764,078	4,362,774
Jeff Small

Type of Payment	Death or Disability($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	—	—	1,480,000	2,960,000
Accelerated Vesting of Restricted Stock	1,208	1,208	1,208	1,208
Accelerated Vesting of PBRSUs	365	—	—	365
Accelerated Vesting of Stock Options	—	—	—	—
Accelerated Vesting of Cash Grant	—	—	—	—
Pro-rated Annual Incentive Compensation	1,121,460	—	1,121,460	1,121,460
Cash Equivalent for Health Care Premiums	—	—	20,022	30,033
Outplacement Services	—	—	25,000	25,000
Total	1,123,034	1,208	2,647,690	4,138,066
Kristi Moody

Type of Payment	Death or Disability ($)	Voluntary Termination without Good Reason ($)	Termination without Cause or Termination for Good Reason ($)	Termination without Cause or Termination for Good Reason following a Change-in-Control ($)
Cash Severance	—	—	1,156,250	1,734,375
Accelerated Vesting of Restricted Stock (1)	307	307	307	307
Accelerated Vesting of PBRSUs (1)	304	—	—	304
Accelerated Vesting of Stock Options (1)	—	—	—	—
Pro-rated Annual Incentive Compensation	860,514	—	860,514	860,514
Cash Equivalent for Health Care Premiums	—	—	14,528	18,161
Outplacement Services	—	—	25,000	25,000
Total	861,125	307	2,056,599	2,638,661

CEO PAY RATIO

For 2019, the total annual compensation of our median employee was $71,778, and Mr. Thomas’ annual total compensation was $6,702,635. Based on this information, the ratio of the total annual compensation of our CEO to the annual total compensation of our median employee was 93-to-1. We identified our median compensated employee using our employee population as of December 31, 2019, which included all full-time, part-time, temporary and seasonal employees (other than our CEO) employed on that date. To identify the median compensated employee, we used a consistently applied compensation measure (CACM). For our CACM, we used W-2 earnings for 2018 reported in W-2 Box 5 (or the Canadian equivalent for our employees located in Canada). The CACM was annualized for those employees hired during 2019. We converted currency for our Canadian employees using average annual exchange rates for 2019. We then calculated the median employee’s compensation in the same manner as the NEOs in the Summary Compensation Table.

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

Director Compensation

During 2019, Windstream’s Non-Employee Director Compensation Program provided for the following annual compensation: (1) a restricted cash grant of $100,000 to be paid in 2020; (2) a cash retainer of $90,000; (3) an additional cash retainer of $140,000 for the Board Chair; (4) additional cash retainers of $35,000, $35,000, $30,000 and $25,000 for the chairs of the Annual Restructuring, Audit, Compensation and Governance Committees, respectively; and (5) additional cash retainers of $17,500, $17,500, $15,000 and $12,500 for members of the Annual Restructuring, Audit, Compensation, and Governance Committees, respectively. In 2019, the Board of Directors approved amending the Director Compensation Program to provide non-employee directors with a $1,500 meeting fee for any Board or Board Committee meetings at which their attendance is required beyond the four standard meetings per year. The following table shows the compensation paid to the directors during 2019.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($) (1)	Total ($)
Alan L. Wells, Chair	373,000	—	263	373,263
Samuel E. Beall, III	124,500	—	263	124,763
Jeannie Diefenderfer	206,000	—	263	206,263
Jeffrey T. Hinson	159,000	—	263	159,263
William G. LaPerch	154,500	—	263	154,763
Julie A. Shimer	230,500	—	263	230,763
Michael G. Stoltz	235,500	—	263	235,763
Walter L. Turek	135,000	—	263	135,263

(1)	This amount is for travel insurance provided to all directors.

Appendix A to Item 11

RECONCILIATION OF NET LOSS TO ADJUSTED OIBDAR

In addition to financial results reported in accordance with generally accepted accounting principles (“GAAP”), we utilize certain unaudited results of operations in this Annual Report on Form 10-K, which are not calculated in accordance with GAAP. A “non-GAAP measure” is defined as a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP in a company’s financial statements. Adjusted OIBDAR, which is a non-GAAP measure, is operating loss before depreciation and amortization and goodwill impairment, adjusted to exclude straight-line expense under the contractual arrangement with Uniti Group, Inc. (“Uniti”), merger, integration and other costs, restructuring charges, share-based compensation expense and certain other costs. This non-GAAP measure may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP. We use Adjusted OIBDAR as a key measure of our operational performance, and our management, including the chief operating decision-maker, uses Adjusted OIBDAR consistently for all purposes, including internal reporting, the evaluation of business objectives, opportunities and performance, and the determination of management compensation. Adjusted OIBDAR is included to provide investors with useful information about our operating performance before the impacts of certain non-cash items and to enhance the comparability of operating results between periods in order to focus on the true earnings capacity of our core business operations. Prior to the filing of the Chapter 11 Cases, adjusted OIBDAR was also used by rating agencies and lenders to evaluate our operating performance and creditworthiness.

UNAUDITED ADJUSTED CONSOLIDATED RESULTS (NON-GAAP)
(In millions)

	First Half 2019	3rd Quarter 2019	4th Quarter 2019	Annual 2019
Reconciliation of Net Loss Under GAAP to Adjusted OBIDAR:
Net loss	$(2,854.4)	$(115.5)	$(187.9)	$(3,157.8)
Adjustments:
Other expense (income), net	10.2	(0.2)	(2.2)	7.8
Reorganization items, net	190.3	29.2	41.1	260.6
Interest expense	172.7	81.2	78.0	331.9
Income tax benefit	(323.0)	(29.2)	32.2	(320.0)
Operating loss under GAAP	(2,804.2)	(34.5)	(38.8)	(2,877.5)
Depreciation and amortization	547.5	262.2	258.5	1,068.2
Goodwill impairment	2,712.3	—	—	2,712.3
Adjustments:
Straight-line expense under contractual arrangement with Uniti	337.7	168.8	168.7	675.2
Merger, integration and other costs	5.4	1.8	1.1	8.3
Restructuring charges	16.6	1.6	10.3	28.5
Share-based compensation expense	0.3	1.0	1.4	2.7
Other costs (B)	81.6	22.4	21.3	125.3
Adjusted OIBDAR (A)	$897.2	$423.3	$422.5	$1,743.0

(A)
Adjusted OIBDAR is operating loss before depreciation and amortization and goodwill impairment, adjusted to exclude straight-line expense under the contractual arrangement with Uniti, merger, integration and other costs, restructuring charges, share-based compensation expense and certain other costs.

(B)
Other costs primarily consist of spend commitment penalties incurred under certain carrier discount plans, which totaled $58.9 million in the first half of 2019, $22.4 million in the third quarter of 2019 and $21.2 million in the fourth quarter of 2019. In addition, these costs include a reserve of $19.7 million recorded in the second quarter of 2019 for a funding denial from USAC for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program. These costs also included $3.0 million of professional and legal fees incurred prior to February 25, 2019 related to the filing of the Chapter 11 Cases.

CALCULATION OF BUSINESS UNIT CONTRIBUTION MARGIN

The table below sets forth the calculation for the Enterprise & Wholesale Contribution Margin:
(In millions)

	First Half 2019	3rd Quarter 2019	4th Quarter 2019	Annual 2019
Enterprise & Wholesale Contribution Margin:
Enterprise service revenues	$ 1,311.9	$ 618.6	$ 592.4	$ 2,522.9
Wholesale service revenues	165.6	79.3	77.4	322.3
Wholesale fiber sales	—	4.5	8.1	12.6
Total Enterprise & Wholesale service revenues	1,477.5	702.4	677.9	2,857.8
Enterprise end user surcharges	57.5	31.3	30.5	119.3
Enterprise product sales	18.7	9.2	8.4	36.3
Wholesale switched access revenues	15.1	6.3	5.9	27.3
Total Enterprise & Wholesale revenues and sales	1,568.8	749.2	722.7	3,040.7
Enterprise costs and expenses	1,116.3	532.9	509.9	2,159.1
Wholesale costs and expenses	53.0	24.3	24.1	101.4
Total Enterprise & Wholesale costs and expenses	1,169.3	557.2	534.0	2,260.5
Enterprise & Wholesale Contribution Margin (A)	$ 399.5	$ 192.0	$ 188.7	$ 780.2

(A)	Enterprise & Wholesale contribution margin is computed as revenues and sales less costs and expenses.

The table below sets forth the calculation for the Kinetic Contribution Margin:
(In millions)

	First Half 2019	3rd Quarter 2019	4th Quarter 2019	Annual 2019
Kinetic Contribution Margin:
Consumer revenues	$ 583.2	$ 287.5	$ 284.6	$ 1,155.3
Small business revenues	158.3	76.8	75.7	310.8
Regulatory and other revenues and sales	296.8	156.6	155.2	608.6
Total Kinetic revenues and sales	1,038.3	520.9	515.5	2,074.7
Kinetic costs and expenses	426.2	234.3	225.1	885.6
Kinetic Contribution Margin (B)	$ 612.1	$ 286.6	$ 290.4	$ 1,189.1

(B)	Kinetic contribution margin is computed as revenues and sales less costs and expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP

Directors and Executive Officers. As of March 31, 2020, the following table sets forth the number of shares of Windstream common stock beneficially owned by our directors, our executive officers and by all directors and current executive officers of Windstream as a group. Except as otherwise indicated by footnote, the nature of the beneficial ownership is sole voting and investment power, and no shares are pledged as security:

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

Certain Beneficial Owners. Windstream Holdings, Inc. owns 100% of voting securities of Windstream Services, LLC.  Set forth below is information, as of March 31, 2020, with respect to any person known to Windstream to be the beneficial owner of more than 5% of any class of Windstream Holdings, Inc.’s voting securities, all of which are shares of common stock:

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

Stock Ownership Guidelines. The Board of Directors has adopted minimum stock ownership guidelines that require Windstream’s directors and executive officers to meet minimum stock ownership levels equal to the lesser of (i) a value-based multiple of salary or retainer, as applicable, or (ii) a fixed number of shares of common stock. Effective May 7, 2019, the Board of Directors suspended application of the minimum stock ownership guidelines in light of Windstream’s restructuring and limited ability to issue restricted stock to those individuals subject to the guidelines. This suspension is in effect until further notice.

When the minimum stock ownership guidelines are not suspended, directors who are not officers are expected to maintain minimum beneficial ownership of shares of Windstream common stock at levels equaling the lesser of either (i) 8,000 shares of common stock or (ii) a number of shares valued at least three times the annual cash retainer paid to non-employee directors (currently a value of $270,000). The table below sets forth the lesser applicable guideline share amount for each non-employee director and the number of shares of Windstream common stock that each such director is deemed to own under the guidelines as of March 31, 2020.

Non-Management Director	Guideline Share Amount	Shares Owned
Alan L. Wells, Chair	8,000	50,293
Samuel E. Beall, III	8,000	26,450
Jeannie Diefenderfer	8,000	24,615
Jeffrey T. Hinson	8,000	25,009
William G. LaPerch	8,000	23,176
Julie A. Shimer	8,000	35,381
Michael G. Stoltz	8,000	27,242
Walter L. Turek	8,000	23,095

Executive officers are expected to maintain minimum beneficial ownership of shares of Windstream common stock at levels equaling the lesser of either (i) a number of shares equal to the value-based multiple or (ii) a specified fixed number of shares, each as provided in the following table. The table below sets forth the number of shares of Windstream common stock that each NEO is deemed to own under the guidelines as of March 31, 2020. Currently the fixed number of shares is the applicable guideline share amount for each officer.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to the discussion of director independence included in Item 10 of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
In April 2015, Windstream spun off (the “REIT Spin-off”) certain network assets into an independent, publicly traded real-estate investment trust, Uniti Group Inc. (“Uniti”). Kenneth Gunderman, a brother of Robert Gunderman, Windstream’s Chief Financial Officer and Treasurer (and a named executive officer), is President and Chief Executive Officer of Uniti. In connection with the REIT Spin-off, on April 24, 2015, Windstream Holdings, Inc., entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. Under the arrangement, Windstream has the exclusive right to use the telecommunications network assets for an initial term of 15 years with up to four, 5-year renewal options. The arrangement provides for annual rent of $650.0 million paid in advance in equal monthly installments and after the first three years, rent increases annually at an escalator of 0.5 percent. Uniti and Windstream amended the arrangement in February 2016 that established a method whereby Windstream will be permitted to enter into fiber swap arrangements that extend beyond the then current term of the master lease. During 2019, Windstream paid approximately $659.0 million in rent.
On July 25, 2019, as part of the restructuring process, Windstream filed a complaint with the U.S. Bankruptcy Court for the Southern District of New York in an adversary proceeding against Uniti and certain of its affiliates, alleging, among other things, that the master lease should be recharacterized as a financing arrangement, that certain rent payments and tenant capital improvements made by us under the master lease constitute constructive fraudulent transfers, that the master lease is a lease of personal property and that Uniti breached certain of its obligations under the master lease. On March 2, 2020, Windstream jointly announced with Uniti that it had reached an agreement in principle to settle any and all claims and causes of action that have been or may be asserted against Uniti by Windstream, including all litigation brought by Windstream and certain of its creditors in the context of our bankruptcy. At a hearing held on May 7-8, 2020, the Bankruptcy Court approved the settlement resolving the pending litigation. As part of the settlement, Windstream and Uniti amended the master lease to separate the terms into two leases for ILEC and CLEC assets. The approved settlement is subject to certain regulatory approvals and conditions precedent, including Uniti’s receipt of satisfactory "true lease" and REIT opinions, which remain outstanding. For additional information regarding the settlement with Uniti, see Note 3 to the consolidated financial statements included in the Financial Supplement of this Annual Report Form 10-K for the fiscal year ended December 31, 2019.
Except as noted above, there were no commercial transactions between related parties and Windstream that required disclosure in Item 13 of this Annual Report Form 10-K for the fiscal year ended December 31, 2019.
Transactions covered by the policy do not include the provision of services, the sale of products or other transactions conducted by Windstream in the ordinary course of business and on terms generally available to employees or customers. Covered transactions also do not include an employment or service relationship involving a director or executive officer and any related compensation resulting from that relationship that is approved by Windstream’s Compensation Committee or is disclosed in Item 11 of this Annual Report Form 10-K for the fiscal year ended December 31, 2019 pursuant to the SEC’s executive compensation rules. Additionally, covered transactions do not include employment relationships of immediate family members of executive officers as long as the immediate family member is not also an executive officer and is not related to the CEO or a director. Any employment relationships with immediate family members of executive officers that are not subject to the policy require the approval of the CEO. The Governance Committee receives an annual report disclosing the terms of all related party transactions, including transactions that do not require pre-approval by the Committee.

Item 14. Principal Accountant Fees and Services

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018 were:

In thousands	2019	2018
Audit Fees (a)	$3,931	$4,285
Audit-Related Fees (b)	2,685	220
Tax Fees (c)	65	372
All Other Fees (d)	4	8
Total	$6,685	$4,885

(a)
Audit fees include fees for the annual audit and quarterly reviews of the consolidated financial statements as well as attestation reports required by statute or regulation, comfort letters and consents in respect to Securities and Exchange Commission filings, and accounting and financial reporting consultations. The decrease in 2019 is primarily due to incremental billings for audit procedures performed related to the debt exchanges and issuances of comfort letters during 2018.

(b)
Audit-related fees are comprised of assurance and related services that are traditionally performed by the independent registered public accountant and are not reported under “Audit Fees.” For 2019, these fees primarily included $2,270,000 of incremental assurance services performed by PwC in connection with the filing of the Chapter 11 Cases, $285,000 of incremental assurance services performed by PwC in connection with Windstream’s adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) and $130,000 in incremental out-of-pocket expenses. Excluded from the 2019 and 2018 amounts are $41,000 and $39,000, respectively, paid by the Windstream Pension Plan Trust for the audit of the Windstream Pension Plan. Also excluded from the 2019 and 2018 amounts are $65,000 and $62,000, respectively, of fees paid directly by the Windstream 401(k) Plan for the audits of this benefit plan.

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

Windstream Holdings, Inc.
Windstream Services, LLC
Form 10-K, Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements: Our Consolidated Financial Statements are included in the Financial Supplement, which is incorporated by reference herein:
Financial Supplement Page Number
	Reports of Independent Registered Public Accounting Firm	F-41 – F-43
Windstream Holdings, Inc. Consolidated Financial Statements
	Consolidated Statements of Operations - for the years ended December 31, 2019, 2018 and 2017	F-45
	Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2019, 2018 and 2017	F-46
	Consolidated Balance Sheets - as of December 31, 2019 and 2018	F-47
	Consolidated Statements of Cash Flows - for the years ended December 31, 2019, 2018 and 2017	F-48
	Consolidated Statements of Shareholders’ Equity (Deficit) - for the years ended December 31, 2019, 2018 and 2017	F-49
Windstream Services, LLC Consolidated Financial Statements
	Consolidated Statements of Operations - for the years ended December 31, 2019, 2018 and 2017	F-50
	Consolidated Statements of Comprehensive Income (Loss) - for the years ended December 31, 2019, 2018 and 2017	F-51
	Consolidated Balance Sheets - as of December 31, 2019 and 2018	F-52
	Consolidated Statements of Cash Flows - for the years ended December 31, 2019, 2018 and 2017	F-53
	Consolidated Statements of Member Equity (Deficit) - for the years ended December 31, 2019, 2018 and 2017	F-54
	Notes to Consolidated Financial Statements	F-55 – F-114
Form 10-K
2.	Financial Statement Schedules:	Page Number
Windstream Holdings, Inc.
	Schedule I. Condensed Financial Information of the Registrant - as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017	65 – 68
Windstream Holdings, Inc. and Windstream Services, LLC
	Schedule II. Valuation and Qualifying Accounts - for the years ended December 31, 2019, 2018 and 2017	69
3.	Exhibits:
	Exhibit Index	71 – 76

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

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

By	/s/ Anthony W. Thomas	Date:	May 19, 2020
Anthony W. Thomas, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Robert E. Gunderman	Date:	May 19, 2020
Robert E. Gunderman, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Anthony W. Thomas		May 19, 2020
Anthony W. Thomas, President and Chief Executive Officer

By	/s/ John C. Eichler		May 19, 2020
John C. Eichler, Senior Vice President and Controller (Principal Accounting Officer)

*Samuel E. Beall, III, Director

*Jeannie Diefenderfer, Director

*Jeffrey T. Hinson, Director

*William G. LaPerch, Director

*Julie Shimer, Director

*Michael G. Stoltz, Director

*Walter Turek, Director

*Alan L. Wells, Director

By	/s/ Kristi M. Moody
* (Kristi M. Moody,
Attorney-in-fact)
May 19, 2020

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2019	2018	2017
Operating revenues:
Leasing income from subsidiaries	$659.1	$655.7	$653.5
Total operating revenues	659.1	655.7	653.5
Costs and expenses:
Cost of services	675.2	—	—
Selling, general and administrative	2.2	1.8	1.9
Depreciation expense	—	344.0	336.2
Total costs and expenses	677.4	345.8	338.1
Operating (loss) income	(18.3)	309.9	315.4
Interest expense on long-term lease obligation with Uniti	—	(467.0)	(484.9)
Loss before income taxes and equity in subsidiaries	(18.3)	(157.1)	(169.5)
Income tax benefit (expense)	4.7	(799.9)	(374.7)
Loss before equity in subsidiaries	(13.6)	(957.0)	(544.2)
Equity (losses) earnings from subsidiaries	(3,144.2)	234.0	(1,572.4)
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)
Comprehensive loss	$(3,170.8)	$(714.2)	$(2,101.1)

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

BALANCE SHEETS
(Millions, except par value)

Assets	2019	2018
Current Assets:
Distributions receivable from Windstream Services	$0.7	$0.5
Total current assets	0.7	0.5
Investment and affiliate related balances	—	1,383.9
Net property, plant and equipment	—	1,267.1
Operating lease right-of-use asset	3,703.0	—
Deferred income taxes	4.1	—
Total Assets	$3,707.8	$2,651.5
Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued dividends and other	$0.6	$0.5
Current portion of long-term lease obligation	—	4,570.3
Total current liabilities	0.6	4,570.8
Advances/losses in excess of investment in subsidiaries	2,062.4	—
Liabilities subject to compromise	3,719.2	—
Total liabilities	5,782.2	4,570.8
Shareholders’ Deficit:
Common stock, $0.0001 par value, 75.0 shares authorized,
42.9 and 36.5 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,253.1	1,250.4
Accumulated other comprehensive income	22.6	35.6
Accumulated deficit	(3,350.1)	(3,205.3)
Total shareholders’ deficit	(2,074.4)	(1,919.3)
Total Liabilities and Shareholders’ Deficit	$3,707.8	$2,651.5

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
THE REGISTRANT (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2019	2018	2017

Cash Provided from Operating Activities:
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)
Adjustments to reconcile net loss to net cash provided from operations:
Equity losses (earnings) from subsidiaries	3,144.2	(234.0)	1,572.4
Depreciation expense	—	344.0	336.2
Non-cash portion of rent expense	16.1	—	—
Deferred income taxes	(4.1)	800.1	376.4
Net cash (used in) provided from operating activities	(1.6)	187.1	168.4
Cash Flows from Financing Activities:
Distributions from Windstream Services	1.6	1.6	83.7
Dividends paid to shareholders	—	—	(64.4)
Contribution to Windstream Services	—	(12.2)	(9.6)
Proceeds from the issuance of stock	—	12.2	9.6
Stock repurchases	—	—	(19.0)
Payments under long-term lease obligation	—	(188.7)	(168.7)
Net cash provided from (used in) financing activities	1.6	(187.1)	(168.4)
Change in cash and cash equivalents	—	—	—
Cash and Cash Equivalents:
Beginning of period	—	—	—
End of period	$—	$—	$—

See Notes to Condensed Financial Information (Parent Company) and Notes to Consolidated Financial Statements of Windstream Holdings, Inc. and Subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
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

On April 24, 2015, Windstream Holdings completed the spin-off of certain telecommunications network assets and other real estate, into an independent, publicly traded real estate investment trust (“REIT”), Uniti Group, Inc. (“Uniti”). Following the spin-off transaction, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. As the master lease was entered into by Windstream Holdings for the direct benefit of Windstream Services and its subsidiaries, the effects of the spin-leaseback transaction have also been reflected in the standalone consolidated financial statements of Windstream Services (collectively referred to as the Uniti transactions).
For periods prior to January 1, 2019, the contractual arrangement with Uniti was accounted for as financing due to prohibited continuing involvement, including Windstream Services or its subsidiaries, retaining bare legal title (but not beneficial ownership) to the various easements, permits and pole attachments related to the telecommunications network assets. As a result, the accompanying condensed parent company financial statements as of and for the years ended December 31, 2018 and 2017 included the telecommunications network assets and other real estate assets transferred to Uniti.
As required, effective January 1, 2019, Windstream Holdings adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Upon adoption of ASU 2016-02, Windstream Holdings re-evaluated its contractual arrangement with Uniti and concluded that the arrangement should be accounted for prospectively as an operating lease. Under ASU 2016-02, the previous forms of prohibited continuing involvement no longer precluded the application of spin-leaseback accounting to the April 2015 spin-off of assets to Uniti by Windstream Services and the lease of those assets by Windstream Holdings. As a result, on January 1, 2019, Windstream Holdings recorded a cumulative effect adjustment of approximately $3.0 billion from de-recognizing the remaining net book value of assets transferred to Uniti of approximately $1.3 billion, recording a right-of-use asset of approximately $3.9 billion equaling the adjusted Uniti lease liability, which decreased by $0.7 billion, and recording a deferred tax liability of approximately $0.3 billion in accordance with the standard’s transition guidance. See Note 2 to the consolidated financial statements for additional information regarding the adoption of ASU 2016-02 and the change in accounting for the Uniti arrangement from a financing to an operating lease.
Certain covenants within Windstream Services’ senior secured credit facility may restrict its ability to distribute funds to Windstream Holdings in the form of dividends, loans or advances. Accordingly, these condensed financial statements of Windstream Holdings have been presented on a “Parent Only” basis. Under this basis of presentation, Windstream Holdings’ investment in its consolidated subsidiaries are presented under the equity method of accounting. Amounts reflected in these condensed parent company financial statements for investment and affiliated related balances, advances/losses in excess of investment in subsidiaries and equity (losses) earnings from subsidiaries have been adjusted to account for the effects of the telecommunications network assets, right-of-use asset, Uniti lease liability, rent expense, depreciation expense, principal and interest payments on the long-term lease obligation and related income tax effects that are also included in the net loss and member deficit of Windstream Services. Equity (losses) earnings from subsidiaries for 2019 and 2018 includes $12.0 million and $955.6 million of intercompany income related to the Uniti transactions.
As of December 31, 2018, Windstream Holdings recorded a full valuation allowance for its deferred tax assets due to the acceleration of all of Windstream Services long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases. Due to cross-default provisions, the remaining obligations under the contractual arrangement with Uniti also were accelerated, which resulted in classifying the long-term lease obligation has been classified as a current liability in the accompanying balance sheet as of December 31, 2018. See Notes 6, 16 and 17 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information regarding the acceleration of long-term debt obligations and remaining obligations under the contractual arrangement with Uniti, the court ruling, filing of the Chapter 11 Cases and the related effects on income taxes.
The condensed parent company financial statements should be read in conjunction with the consolidated financial statements and notes of Windstream Holdings and subsidiaries included in the Financial Supplement to this Annual Report on Form 10-K.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Millions)

Column A	Column B	Column C				Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts, customers and others:
For the years ended:
December 31, 2019	$24.8	$65.2	(a)	$—		$41.8	(b)	$48.2
December 31, 2018	$29.7	$37.7		$—		$42.6	(b)	$24.8
December 31, 2017	$27.1	$45.8		$—		$43.2	(b)	$29.7
Valuation allowance for deferred tax assets:
For the years ended:
December 31, 2019	$685.0	$45.7		$—		$541.5	(c)	$189.2
December 31, 2018	$179.6	$505.4	(d)	$—		$—		$685.0
December 31, 2017	$146.5	$2.5		$41.8	(e)	$11.2	(f)	$179.6
Accrued liabilities related to merger, integration and other costs and restructuring charges:
For the years ended:
December 31, 2019	$31.9	$36.8	(g)	$—		$60.6	(j)	$8.1
December 31, 2018	$19.5	$76.9	(h)	$—		$64.5	(j)	$31.9
December 31, 2017	$5.8	$180.4	(i)	$—		$166.7	(j)	$19.5
Notes:

(a)
Included in this amount for 2019 was a reserve of $19.7 million for a funding denial from Universal Service Administrative Company pursuant to funding for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program.

(b)	Accounts charged off net of recoveries of amounts previously written off.

(c)
Reduction due to additional deferred tax liabilities recognized upon adoption of ASU 2016-02 on January 1, 2019 and the corresponding re-evaluation of Windstream’s valuation allowances. The decrease in the valuation allowances was included in the cumulative effect adjustment recorded to accumulated deficit. See Note 2 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information regarding the adoption of ASU 2016-02.

(d)
As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets, due to the acceleration of all long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and Windstream’s assessment that it was more likely than not that our deferred tax assets would not be realized. See Notes 3, 16 and 17 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information regarding the acceleration of long-term debt obligations, the court ruling and the related effects on income taxes.

(e)	Valuation allowance for deferred taxes was established through goodwill related to expected realization of net operating losses assumed from the acquisitions of EarthLink and Broadview.

(f)	Reduction of valuation allowances on net operating loss carryforwards due to the effects of the 2017 Tax Cuts and Jobs Act.

(g)	Costs primarily consist of charges related to the acquisition of EarthLink. Restructuring charges primarily consist of severance and employee benefit costs from workforce reductions.

(h)
Costs primarily consist of charges related to the acquisitions of EarthLink and Broadview and legal fees related to the Uniti spin-off litigation. Restructuring charges primarily consist of severance and employee benefit costs from workforce reductions and lease terminations completed during the year.

(i)
Costs primarily consist of charges related to the acquisitions of EarthLink and Broadview and additional costs incurred in connection with a network optimization project begun in 2015, as further discussed in Note (e) above. Restructuring charges primarily consist of severance and employee benefit costs from workforce reductions completed during the year.

(j)
Represents cash outlays for merger, integration and other costs and restructuring charges. Included in this amount for 2019 is the amount reclassified to operating lease obligations upon adoption of ASU 2016-02 of $19.3 million.

See Note 13 to the consolidated financial statements included in the Financial Supplement to this Annual Report on Form 10-K for additional information regarding the merger, integration and other costs and restructuring charges.

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
*

3.6	Third Amended and Restated Bylaws of Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Windstream Holdings, Inc.’s Form 8-K dated November 19, 2015).	*

3.7	Certificate of Formation of Windstream Services, LLC (incorporated herein by reference to Exhibit 3.5 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).	*

3.8	Operating Agreement of Windstream Services, LLC dated as of February 28, 2015 (incorporated herein by reference to Exhibit 10.29 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).	*

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
*

4.9
Indenture (10.500% Senior Second Lien Notes due 2024) dated as of August 2, 2018, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated August 8, 2018).
*

4.10
Indenture (9.00% Senior Second Lien Notes due 2025) dated as of August 2, 2018, among Windstream Services, LLC and Windstream Finance Corp, the Guarantors and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated August 8, 2018).
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
*

4.26
Form of 10.500% Senior Second Lien Notes due 2024 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.1 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated August 8, 2018).
*

4.27
Form of 9.00% Senior Second Lien Notes due 2025 of Windstream Services, LLC and Windstream Finance Corp. (incorporated herein by reference to Note included in Exhibit 4.3 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated August 8, 2018).
*

4.28
Second Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2020) dated as of October 6, 2010 (incorporated herein by reference to Exhibit 4.23 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).
*

4.29
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.50% Senior Notes due 2023) dated as of March 16, 2011 (incorporated herein by reference to Exhibit 4.24 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).
*

4.30
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2021) dated as of March 28, 2011 (incorporated herein by reference to Exhibit 4.25 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).
*

4.31
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.50% Senior Notes due 2022) dated as of November 22, 2011 (incorporated herein by reference to Exhibit 4.26 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).
*

4.32
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (6 3/8% Senior Notes due 2023) dated as of January 23, 2013 (incorporated herein by reference to Exhibit 4.27 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).
*

4.33
First Supplemental Indenture, dated as of March 2, 2015, to the Indenture (7.75% Senior Notes due 2021) dated as of August 26, 2013 (incorporated herein by reference to Exhibit 4.28 to Windstream Holdings, Inc.’s Form 10-Q dated May 7, 2015).
*

4.34
Second Supplemental Indenture, dated as of June 6, 2018, to the Indenture (8.625% Senior First Lien Notes due 2025) dated as of November 6, 2017 (incorporated herein by reference to Exhibit 4.1 to Windstream Holdings, Inc.’s Form 8-K dated June 8, 2018).
*

4.35
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
*

4.38	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(a)

4.39
Interim Order Approving Notification and Hearing Procedures for Certain Transfers of and Declarations of Worthlessness with Respect to Common Stock [Docket No. 55] (incorporated herein by reference to Exhibit 99.1 to Windstream Holdings, Inc.’s Form 8-K dated March 7, 2019).
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
*

10.2	Amendment No. 1, dated June 6, 2018, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated June 8, 2018).	*

EXHIBIT INDEX, Continued

Number and Name

10.3	Tranche B-6 Incremental Amendment, dated as of March 29, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated March 30, 2016).	*

10.4
Tranche B-6 Refinancing and Incremental Amendment, dated as of September 30, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.5 to Windstream Holdings, Inc.’s Form 10-K dated March 1, 2017).
*

10.5
Second Tranche B-6 Incremental Amendment dated as of December 2, 2016, to the Credit Agreement (incorporated herein by reference to Exhibit 10.6 to Windstream Holdings, Inc.’s Form 10-K dated March 1, 2017).
*

10.6
Third Tranche B-6 Incremental Amendment dated as of February 27, 2017, to the Credit Agreement (incorporated herein by reference to Exhibit 10.38 to Windstream Holdings, Inc.’s Form 10-Q dated May 8, 2017).
*

10.7
Tranche B-7 Refinancing Amendment, dated as of February 17, 2017, to the Credit Agreement (incorporated herein by reference to Exhibit 10.37 to Windstream Holdings, Inc.’s Form 10-Q dated May 8, 2017).
*

10.8
Holdings Agreement, dated April 24, 2015, by and between Windstream Holdings, Inc., Windstream Services, LLC, and JPMorgan Chase Bank, N.A., as administrative agent under the Credit Agreement (incorporated herein by reference to Exhibit 10.11 to Windstream Holdings, Inc.’s Form 8-K dated April 27, 2015).
*

10.9	Director Compensation Program dated February 6, 2013 as amended May 2, 2017 (incorporated herein by reference to Exhibit 10.8 to Windstream Holdings, Inc.’s Form 10-K dated February 28, 2018).	*

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
*

10.17
Form of 2016 Performance-Based Restricted Stock Unit Agreement entered into between Windstream Holdings, Inc., and its executive officers as of February 9, 2016 (incorporated herein by reference to Exhibit 10.15 to Windstream Holdings, Inc.’s Form 10-K dated February 25, 2016).
*

10.18
Employment Agreement, dated February 19, 2019, by and between Windstream Holdings, Inc. and Anthony W. Thomas (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Form 8-K dated February 22, 2019).
*

10.19	Form Change-In-Control and Severance Agreement, dated as of September 1, 2017 (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings, Inc.’s Form 8-K dated September 1, 2017).	*

10.20	Windstream Executive Severance Plan established effective as of September 1, 2017 (incorporated herein by reference to Exhibit 10.3 to Windstream Holdings, Inc.’s Form 8-K dated September 1, 2017).	*

10.21
Windstream 2006 Equity Incentive Plan (as amended and restated effective February 6, 2018) (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 10-Q dated May 4, 2018).
*

10.22	Form Long Term Cash Award Grant Agreement (incorporated herein by reference to Exhibit 10.22 to Windstream Holdings, Inc.’s Form 10-K dated February 28, 2018).	*

EXHIBIT INDEX, Continued

Number and Name

10.23
Form of Nonqualified Stock Option Grant Agreement (Windstream 2006 Equity Incentive Plan) (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated February 9, 2018).
*

10.24
Form of Nonqualified Stock Option Grant Agreement (EarthLink Holdings Corp. 2016 Equity and Cash Incentive Plan) (incorporated herein by reference to Exhibit 10.2 to Windstream Holdings, Inc.’s Form 8-K dated February 9, 2018).
*

10.25
Waiver and Release Agreement entered into by and between Sarah E. Day and Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.39 Windstream Holdings, Inc.’s Form 10-Q dated May 8, 2017).
*

10.26
Amendment to PAETEC Holding Corp. 2011 Amended and Restated Omnibus Incentive Plan as assumed by Windstream Holdings, Inc. (incorporated herein by reference to Exhibit 10.34 to Windstream Holdings, Inc.’s Form 10-Q dated August 6, 2015).
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
*

10.38
Limited Waiver to Credit Agreement, dated as of February 21, 2019, to the Sixth Amended and Restated Credit Agreement, among Windstream Services, LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated February 28, 2019).
*

10.39	Windstream Holdings, Inc. 2019 Key Employee Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated May 20, 2019).	*

EXHIBIT INDEX, Continued

Number and Name
10.40
Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019, by and among Windstream Services, LLC, Windstream Holding, Inc., the other guarantors party thereto, the lenders party thereto, Citibank, N.A., as Administrative Agent and Collateral Agent, and the other parties party thereto (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated March 18, 2019).
*

10.41	Amendment and Consent No 1. to Credit Agreement dated as of August 14, 2019 (incorporated herein by reference to Exhibit 10.1 to Windstream Holdings, Inc.’s Form 8-K dated August 16, 2019).	*

21	Listing of Subsidiaries.	(a)

23	Consents of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	(a)

24	Power of Attorney.	(a)

31(a)	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

31(b)	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(a)

32(a)	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

32(b)	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(a)

101
The following financial information from the combined annual report on Form 10-K of Windstream Holdings, Inc. and Windstream Services, LLC for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheet (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders Equity (Deficit), (vi) Notes to the Consolidated Financial Statements, (vii) Schedule 1 - Condensed Financial Information of the Registrant (Parent Company), and (viii) Schedule II - Valuation and Qualifying Accounts.
(a)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	(a)
*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, the terms “Windstream,” “we,” “us” or “our” refer to Windstream Holdings, Inc. and its subsidiaries, including Windstream Services, LLC, and the term “Windstream Services” refers to Windstream Services, LLC and its subsidiaries.

The following section provides an overview of our results of operations and highlight key trends and uncertainties in our business and should be read in conjunction with the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and notes thereto beginning on page F-45, as well as the information set forth in Item 1. “Business-Recent Developments” and Item 1A. “Risk Factors.” This discussion, as well as various other sections of this Annual Report on Form 10-K, contains and refers to statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such statements relate to our intent, belief or current expectations primarily with respect to our future operating, financial and strategic performance. Any such forward-looking statements are not guarantees of future performance and may involve risks and uncertainties. Actual results may differ from those contained in or implied by the forward-looking statements as a result of various factors. For more information, see “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements and see “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the years ended December 31, 2019, 2018, and 2017 the amount of expenses directly incurred by Windstream Holdings were approximately $2.1 million, $1.8 million and $2.0 million, respectively, on a pre-tax basis, or $1.6 million, $1.4 million and $1.2 million on an after-tax basis. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

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

In connection with the Chapter 11 Cases, the Debtors analyzed the contractual arrangement with Uniti, and on July 25, 2019, the Debtors filed a complaint in the Chapter 11 Cases seeking, among other things, to recharacterize the Uniti arrangement from a lease to a financing. After engaging in a months-long mediation process with Uniti and its creditors regarding the litigation, on March 2, 2020, Windstream, along with certain of their creditors, announced an agreement in principle with Uniti to settle any and all claims and causes that were or could have been asserted against Uniti by Windstream. Among the terms of the settlement, Uniti agreed to fund up to $1.75 billion in capital improvements to the network, which will allow us to deliver 1-Gigabytes per second (“Gbps”) to more than half of our Kinetic footprint. Uniti also agreed to pay Windstream $400 million payable in quarterly cash installments over five years, at an annual interest rate of 9.0 percent, which amount may be fully paid after one year, resulting in total cash payments ranging from $432 - $490 million. Uniti will also purchase certain unused and underutilized dark fiber assets from Windstream and Uniti will transfer to Windstream $244.5 million of proceeds from, and conditioned upon, the sale of Uniti’s common stock to certain first lien creditors of Windstream Services. In conjunction with the announcement, Windstream filed a motion seeking approval from the Bankruptcy Court of the proposed settlement, and a hearing on the motion was held on May 7-8, 2020, at which time the Bankruptcy Court approved the settlement with Uniti. The approved settlement is subject to certain regulatory approvals and conditions precedent, including Uniti's receipt of satisfactory “true lease” and REIT opinions, which remain outstanding. In conjunction with the settlement with Uniti, Windstream also entered into a plan support agreement with Elliott Investment Management, L.P., (“Elliott”) and certain consenting first lien creditors of Windstream Services outlining certain terms included in Windstream’s plan of reorganization.

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

For more information regarding the impact of the Chapter 11 Cases, settlement with Uniti and our plan of reorganization see Note 3 to the consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” below.

TRANSACTIONS COMPLETED IN 2018 AND 2017 IMPACTING CONSOLIDATED RESULTS OF OPERATIONS

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

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), a leading provider of data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the merger, Windstream added approximately 700,000 customers and approximately 16,000 incremental route fiber miles. In effecting the merger, each share of EarthLink common stock was exchanged for .1636 shares of Windstream Holdings common stock. In the aggregate, Windstream Holdings issued approximately 17.6 million shares of its common stock and assumed approximately $435.3 million of EarthLink’s long-term debt, which we subsequently refinanced, in a transaction valued at approximately $1.1 billion.

In completing these mergers, we have increased our operating scale and scope giving us the ability to offer customers expanded products, services and enhanced enterprise solutions over our extensive national footprint, now spanning approximately 164,000 fiber route miles. We also achieved operating and capital expense synergies in integrating the operations of MASS, Broadview and EarthLink. For additional information regarding the mergers, including our refinancing of EarthLink’s long-term debt, see Notes 4 and 6 to the consolidated financial statements.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 164,000 miles.

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

To execute on our mission and achieve our vision, we had four key priorities for 2019:

•	Deliver consistent excellence in the customer experience.

We made significant investments in our business over the past several years to provide quality service and enhance network reliability and ease of doing business. We continued to improve collaboration and organizational effectiveness and enhanced the day-to-day reliability of our network to drive improvements in the service we provide customers.

•	Achieve differentiation in the marketplace through development of innovative software.

We reoriented a significant portion of our IT resources on the development of next-generation software that created customer solutions as well as internal tools that enhanced our interactions with customers.

•	Continue to position the company for top-line growth.

We made significant progress transitioning from legacy telecom products and services to next-generation software-enabled products and services with vastly superior capabilities. We continued to convert existing customers from legacy voice and data products to our strategic products, including SD-WAN, OfficeSuite®, and Kinetic Broadband that best meet our customers’ communications needs.

•	Continue to aggressively manage costs.

Our biggest single cash cost consists of interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. We continue to aggressively reduce those payments by approximately 10 percent in 2019. At the same time, we continued to manage all other expenses with rigorous discipline.

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

During 2019, we achieved the following related to these initiatives:

•
Grew high-speed Internet customers for the seventh consecutive quarter as we added 9,300 net high-speed Internet customers in the fourth quarter of 2019. Year-to-date, we have added 28,300 net broadband customers, or a 96 percent increase year-over-year. This market share growth has been driven by our continued improvement in broadband speed capability across our Kinetic ILEC footprint. As of the end of 2019, 70 percent of our ILEC households now have access to speeds of 25 megabytes per second (“Mbps”) or greater, a 900-basis point improvement from year-end 2018. In addition, we nearly tripled our availability of 100 Mbps or greater speeds, with 42 percent of our Kinetic households now capable of receiving those speeds, up from 15 percent at the end of 2018. During the year, we upgraded speeds to 1.3 million homes across our Kinetic footprint. Additionally, we have enabled 1-Gigabyte per second (“Gbps”) capability to over 100,000 commercial locations across our footprint. Year-to-date contribution margin in our Kinetic segment was 57.3 percent.

•
In our Enterprise business, sales of our strategic products grew approximately 38 percent year-over-year and now represent approximately 13 percent of total Enterprise service revenues. Growth in strategic sales helped offset continued declines in our core and legacy product and service offerings. Since the filing of the Chapter 11 Cases, our Enterprise business has experienced greater than expected revenue pressures, especially in our core and legacy customer base. We are taking aggressive actions to improve revenue trends by focusing on sales of strategic products and improving profitability levels across our legacy, core and strategic Enterprise customer bases. We continue to augment our service delivery model by shortening installation times, continuing to improve network visibility metrics, and enhancing our customer-facing portals and interfaces to improve the overall customer experience. Contribution margin in our Enterprise segment was 19.4 percent for 2019, down slightly from the same period a year ago.

•
In the fourth quarter of 2019, we launched, the WE Connect Insight Engine, which continuously gathers and evaluates data across all customer locations, creating a historic record, and aggregates the data across a broad ecosystem to deliver enhanced visibility and reporting capabilities. This highly granular dataset delivers more meaningful information about network and application performance than the traditional device-level snapshot data other providers offer and provides customers with macro through micro-level analysis and trends in their applications, network access and devices.

•	Year-to-date contribution margin in our Wholesale segment was 72.0 percent and reflected our continued focus on expense management.

•
We completed our integration and synergy plans related to our 2017 acquisitions of Broadview Networks Holdings, Inc and EarthLink Holdings Corp. meeting our goal of $180 million in annualized savings by the end of 2019. During 2019, our total interconnection expenses have decreased by nearly 20 percent on a year-over-year basis to an annualized amount of approximately $1 billion as of December 31, 2019. This annual interconnection expense amount still includes approximately $500 million of TDM-related expenses, which remain the focus for future cost reductions.

•
We remain on target to meet our broadband deployment requirements under the CAF II program. When we accepted CAF II support in 2015, we committed to deliver broadband service to over 400,000 homes. As of year-end 2019, we have met all of our requirements by deploying broadband to greater than 80 percent of the CAF II locations in each of the 17 states where we accepted CAF II funding and we will complete deployment to 100 percent of our CAF II locations by the program’s December 31, 2020 deadline.

In addition to the effects of the disposal of the Consumer CLEC business, our consolidated operating results for 2019 were adversely impacted by reorganization items, net of $260.6 million incurred as a result of the Chapter 11 Cases. Operating results for 2019 also reflect the change in the accounting treatment for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard effective January 1, 2019, as further discussed in Notes 2 and 7 to the consolidated financial statements. The effects of this accounting change for 2019 resulted in recognition of additional rent expense of $675.2 million, a reduction in interest expense of $446.9 million, and lower depreciation expense of $298.2 million, primarily attributable to the de-recognition of $1.3 billion of network assets previously transferred to Uniti. Operating results for 2019 were also adversely impacted by a non-cash, pre-tax goodwill impairment charges of $2,712.3 million.

Turning to 2020, we are focused on continuing the positive growth trends in Kinetic broadband customers and sales of our strategic Enterprise products and services that we experienced in 2019. To meet this objective, we have established the following operational priorities:

•
Focus on growth - We plan on exiting our restructuring in 2020 with a new capital structure, which will allow for continued strategic investments in our Kinetic business and increase speed capabilities to more of our Kinetic footprint.

•
Maintain product and software leadership - We will continue to maintain our leadership positions in telecommunications products and software. Our 2020 focus will be on continuing to expand our broadband speed capabilities, continuing to enhance our SD-WAN and UCaaS products, expanding our metro fiber and long-haul network services, and enhancing our customer-facing digital experience through our customer portals and interfaces.

•
Deliver consistent excellence in the customer experience - In 2019, we saw dramatic improvements in our net promoter scores, customer satisfaction surveys and industry awards. We will continue this momentum in 2020 by enhancing network visibility and design for our customers, and expanding software tools and automation efforts to better and more efficiently serve our customers.

•
Drive adoption of strategic products - We have made significant progress transitioning from legacy products and services to our industry-leading SD-WAN and UCaaS products. We expect to achieve solid growth in our strategic revenues as we continue to aggressively work to convert existing customers from legacy to strategic products and services.

•
Manage costs aggressively - Our biggest single cash cost consists of interconnection payments we make to other telecommunications carriers to utilize their networks to deliver our products and services to customers. We continue to reduce those payments by approximately 10 percent annually, a trend expected to continue. In addition, we are focused on reducing expenses associated with network real estate and collocation facilities.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings for the years ended December 31:

				2019 to 2018		2018 to 2017
(Millions)	2019	2018	2017	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues	$5,023.6	$5,637.2	$5,759.7	$(613.6)	(11)	$(122.5)	(2)
Product and fiber sales	91.8	75.9	93.2	15.9	21	(17.3)	(19)
Total revenues and sales	5,115.4	5,713.1	5,852.9	(597.7)	(10)	(139.8)	(2)
Costs and expenses:
Cost of services (a)	3,341.3	2,854.8	2,962.7	486.5	17	(107.9)	(4)
Cost of product and fiber sales	77.6	69.1	93.5	8.5	12	(24.4)	(26)
Selling, general and administrative	756.7	889.0	896.1	(132.3)	(15)	(7.1)	(1)
Depreciation and amortization	1,068.2	1,526.7	1,470.0	(458.5)	(30)	56.7	4
Goodwill impairment (b)	2,712.3	—	1,840.8	2,712.3	*	(1,840.8)	(100)
Merger, integration and other costs	8.3	31.9	137.4	(23.6)	(74)	(105.5)	(77)
Restructuring charges	28.5	45.0	43.0	(16.5)	(37)	2.0	5
Total costs and expenses	7,992.9	5,416.5	7,443.5	2,576.4	48	(2,027.0)	(27)
Operating income (loss)	(2,877.5)	296.6	(1,590.6)	(3,174.1)	*	1,887.2	(119)
Other expense, net	(7.8)	(4.9)	(2.3)	2.9	59	2.6	113
Gain on sale of Consumer CLEC business (c)	—	145.4	—	(145.4)	100	145.4	*
Reorganization items, net (d)	(260.6)	—	—	(260.6)	*	—	*
Net gain (loss) on early extinguishment of debt	—	190.3	(56.4)	(190.3)	100	(246.7)	*
Interest expense	(331.9)	(901.3)	(875.4)	(569.4)	(63)	25.9	3
Loss before income taxes	(3,477.8)	(273.9)	(2,524.7)	3,203.9	*	(2,250.8)	(89)
Income tax benefit (expense)	320.0	(449.1)	408.1	769.1	171	857.2	*
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)	$2,434.8	*	$(1,393.6)	(66)
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)	See Note 5 for further discussion related to the goodwill impairment charges recorded in 2019.

(c)	See Note 14 for further discussion related to the sale of the Consumer CLEC business.

(d)	See Note 3 for further discussion related to reorganization items, net.

A detailed discussion and analysis of our consolidated operating results is presented below.

Service Revenues

The following table reflects the primary drivers of year-over-year changes in service revenues:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases attributable to acquisitions	$27.3		$328.0
Decreases attributable to disposition of Consumer CLEC business	(170.4)		—
Decreases in Wholesale revenues (a)	(35.2)		(31.7)
Decreases in Kinetic revenues (b)	(83.0)		(127.4)
Decreases in Enterprise revenues (c)	(352.3)		(291.4)
Net changes in service revenues	$(613.6)	(11)	$(122.5) (2)

(a)	Decreases were primarily due to declining demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections.

(b)
Decreases were primarily due to lower high-speed Internet bundle revenue and voice-only revenues attributable to declines in households served and small business customers due to the impacts of competition and reductions in switched access revenues and federal USF surcharges due to the impacts of intercarrier compensation reform.

(c)
Decreases were primarily due to reductions in traditional voice, long-distance and data and integrated services due to lower sales and increased customer churn attributable to the effects of competition, as well as declines in long-distance usage.

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

The following table reflects the primary drivers of year-over-year changes in product and fiber sales:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increase attributable to acquisitions	$—		$1.2
Increase in wholesale fiber sales	12.6		—
Decreases attributable to disposition of Consumer CLEC business	(0.5)		(0.2)
Changes in Kinetic product sales (a)	16.4		(7.4)
Decreases in Enterprise product sales (b)	(12.6)		(10.9)
Net decreases in product and fiber sales	$15.9	21	$(17.3)	(19)

(a)
In 2019, the increase was primarily due to higher sales of network equipment on a wholesale basis to contractors due to increased demand. The decrease in 2018 was primarily due to declines in the sales of network equipment on a wholesale basis to contractors due to lower demand.

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

The following table reflects the primary drivers of year-over-year changes in cost of services:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases in straight-line expense attributable to contractual arrangement with Uniti	$675.2		$—
Changes in bad debt expense (a)	28.0		(10.5)
Increases attributable to acquisitions	6.3		182.6
Decreases in pension and postretirement expense	(0.2)		(5.7)
Decreases in federal USF expenses (b)	(4.6)		(7.7)
Decreases in other operations (c)	(16.3)		(47.8)
Decreases in network operations (d)	(13.7)		(42.3)
Decreases attributable to disposition of Consumer CLEC business	(67.5)		—
Decreases in interconnection expense (e)	(120.7)		(176.5)
Net changes in cost of services	$486.5	17	$(107.9) (4)

(a)
Increase in 2019 was primarily due to a reserve of $19.7 million for funding denial from Universal Service Administrative Company (“USAC”) pursuant to funding for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program. The decrease in 2018 primarily reflected improvement in the collection of our trade receivables.

(b)	Decreases reflect the overall decline in revenues when excluding the effects of the acquisitions.

(c)
Decreases were primarily attributable to cost savings and other expense management initiatives. The decrease in 2018 was partially offset by incremental network optimization costs of $27.3 million incurred in migrating traffic to existing lower cost circuits and terminating contracts prior to their expiration.

(d)	Decreases were primarily driven by reductions in labor costs attributable to workforce reductions completed in 2019 and 2018.

(e)
Decreases in interconnection expense were primarily attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long-distance usage. The decrease in 2019 was partially offset by incremental costs incurred related to spend commitment penalties under certain carrier discount plans of $102.5 million.

Cost of Product and Fiber Sales

Cost of product and fiber sales represents the associated cost of equipment and fiber sales to customers. The following table reflects the primary drivers of year-over-year changes in cost of product and fiber sales:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$—		$0.3
Increases in Wholesale fiber sales	1.6		—
Decreases attributable to disposition of Consumer CLEC business	(0.5)		—
Increases in sales to Kinetic customers	15.2		(10.1)
Decreases in product sales to Enterprise customers	(7.8)		(14.6)
Net decreases in cost of products sold	$8.5	12	$(24.4)	(26)

The changes in both periods were generally consistent with the changes in revenues earned from product and fiber sales.

Selling, General and Administrative (“SG&A”)

SG&A expenses result from sales and marketing efforts, advertising, IT support, costs associated with corporate and other support functions and professional fees. These expenses include salaries, wages and employee benefits not directly associated with the provisioning of services to our customers.

The following table reflects the primary drivers of year-over-year changes in SG&A expenses:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount %
Increases attributable to acquisitions	$2.2		$66.6
Changes due to business transformation expenses (a)	(22.8)		22.8
Decreases in sales and marketing expenses	(6.9)		(3.4)
Decreases in share-based compensation	(8.5)		(18.6)
Decreases attributable to disposition of Consumer CLEC business	(11.3)		—
Decreases in occupancy rent	(11.4)		(7.9)
Decreases in salaries and other benefits (b)	(32.6)		(60.8)
Decreases in other costs (c)	(41.0)		(5.8)
Net changes in SG&A	$(132.3)	(15)	$(7.1) (1)

(a)
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

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of year-over-year changes in depreciation and amortization expense:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases attributable to acquisitions	$2.0		$48.0
Decreases attributable to disposition of Consumer CLEC business	(32.8)		—
Changes in depreciation expense (a)	(388.3)		49.1
Decreases in amortization expense (b)	(39.4)		(40.4)
Net changes in depreciation and amortization expense	$(458.5)	(30)	$56.7	4

(a)
The decrease in 2019 primarily reflects the de-recognition of $1.3 billion of network assets previously transferred to Uniti due to the accounting change for this arrangement upon adoption of the new leasing standard previously discussed. The increase in 2018 was primarily due to incremental depreciation associated with additions of property, plant and equipment.

(b)
Decreases reflect the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each year as the intangible assets amortize.

Merger, Integration and Other Costs and Restructuring Charges

We incur costs to complete a merger or acquisition and integrate its operations into our business which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. In 2017, we completed a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration.

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

During 2019 and 2018, we completed separate restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 730 positions and incurred severance and employee benefit costs of $28.5 million in 2019, and we eliminated approximately 800 positions and incurred severance and employee benefit costs of $24.6 million in 2018. Restructuring charges for 2018 also included lease termination costs of $20.4 million due to vacating certain facilities. In 2017, we completed various restructurings of our workforce to streamline our operations and better align our engineering, finance and information technology support functions. In completing these initiatives, we eliminated approximately 1,100 employees and incurred total severance and employee benefit costs of $35.0 million. Restructuring charges for 2017 also included lease termination costs associated with vacated facilities and consulting fees totaling $8.0 million.

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2019	2018	2017
Merger, integration and other costs:
Costs related to merger with EarthLink (a)	$6.8	$15.5	$104.1
Costs related to merger with Broadview (b)	—	4.1	14.3
Costs related to acquisitions of MASS and ATC	—	2.5	—
Legal fees related to Uniti spin-off litigation (see Note 17)	0.3	7.2	7.5
Network optimization and contract termination costs	—	—	8.5
Consulting and other costs	1.2	2.6	3.0
Total merger, integration and other costs	8.3	31.9	137.4
Restructuring charges	28.5	45.0	43.0
Total merger, integration and other costs and restructuring charges	$36.8	$76.9	$180.4

(a)
In 2019 and 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $5.0 million and $6.9 million, respectively, and other miscellaneous expenses of $1.8 million and $3.7 million, respectively. In 2018, we also incurred contract and lease termination costs of $4.9 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

In 2017, these amounts include investment banking, legal and other consulting services of $24.0 million, severance and employee benefit costs for EarthLink employees terminated after the acquisition of $39.0 million, share-based compensation expense of $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees, rebranding and marketing costs of $5.3 million and other miscellaneous expenses of $3.2 million. We also incurred contract and lease termination costs of $22.5 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

(b)
In 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.8 million. We also incurred contract and lease termination costs of $2.3 million as a result of vacating certain facilities related to the acquired operations of Broadview.

In 2017, these amounts include investment banking, legal and other consulting fees of $4.5 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $4.7 million. We also incurred contract and lease termination costs of $3.7 million as a result of vacating certain facilities related to the acquired operations of Broadview.

As of December 31, 2019, we had unpaid liabilities totaling $8.1 million associated solely with restructuring initiatives, which are included in other current liabilities in the accompanying consolidated balance sheet. Payments of these liabilities will be funded through operating cash flows (see Note 13).

Operating (Loss) Income

We reported an operating loss of $2,877.5 million in 2019, as compared to operating income of $296.6 million in 2018. The operating loss in 2019 was primarily due to goodwill impairment charges of $2,712.3 million and additional straight-line expense of $675.2 million under our contractual arrangement with Uniti, partially offset by a reduction in depreciation and amortization expense of $458.5 million. The increase in straight-line expense and substantially all of the decline in depreciation expense resulted from the adoption of the new leasing standard effective January 1, 2019, and a change in the accounting treatment for our arrangement with Uniti to an operating lease, as previously discussed.

Operating income increased $1,887.2 million in 2018 primarily due to the absence of a goodwill impairment charge of $1,840.8 million incurred in 2017. The increase in 2018 also reflected reductions in merger, integration and other costs of $105.5 and incremental operating income before depreciation and amortization attributable to acquisitions of $79.8 million. The increases were partially offset by higher depreciation and amortization expense of $48.0 million due to the acquisitions and from additions to property, plant and equipment, incremental business transformation expenses of $28.8 million, and $27.3 million of incremental network optimization costs.

Both the operating loss incurred in 2019 and operating income for 2018 reflected decreases in consumer and enterprise revenues, wholesale services and switched access revenues due to customer losses from the effects of competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. The adverse effects from these revenue reductions were partially offset by decreased labor costs attributable to workforce reductions completed in the past three years and lower interconnections costs attributable to rate reductions and cost improvements from the continuation of network efficiency projects, declines in the number of customers served and decreases in long-distance usage.

Other Expense, Net

The components of other expense, net were as follows for the years ended December 31:

(Millions)	2019	2018	2017
Loss on disposal of data center operations (a)	$—	$(7.9)	$—
Non-operating pension income (expense)	—	4.5	(2.0)
Non-operating postretirement benefits expense	(0.4)	(0.7)	(0.9)
Ineffectiveness of interest rate swaps	(3.0)	—	—
Other, net	(4.4)	(0.8)	0.6
Other expense, net	$(7.8)	$(4.9)	$(2.3)

(a)
During 2018, Windstream Services disposed of its data center operations in Virginia. In completing this disposal, Windstream Services also settled its remaining obligations under a long-term lease and incurred a net loss on disposal.

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt by debt instrument was as follows for the year ended December 31:

(Millions)	2018	2017
Senior secured credit facility	$—	$(4.1)
Broadview 2017 Notes	—	0.2
EarthLink 2019 and 2020 Notes	—	(2.0)
Partial repurchase of 2020 Notes	—	5.0
Exchanges of 2020, 2021, 2022, and 2023 Notes	—	(55.5)
Exchanges of 2021, 2022, 2023, August 2023 and 2024 Notes	190.3	—
Net gain (loss) on early extinguishment of debt	$190.3	$(56.4)
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

In 2017, Windstream Services exchanged a portion of its 2020 Notes, 2021 Notes, 2022 Notes, and April 2023 Notes for new notes with maturities ranging from August 1, 2023 to October 31, 2025. In completing the exchanges, Windstream Services incurred $27.7 million in fees, consisting of $6.0 million in consent fees payable to lenders and $21.7 million in arrangement, legal and other third-party fees and the lenders received a net exchange premium of $95.1 million in the form of additional future principal payments. Based on a lender-by-lender analysis of participating creditors, Windstream Services concluded that a portion of the exchanges should be accounted for as a debt modification, and the remainder as a debt extinguishment. For the portion of the exchanges accounted for under the extinguishment method of accounting, Windstream Services recognized a net loss of $55.5 million, consisting of the write-off of a portion of the net exchange premium and consent fees and unamortized premium and debt issuance costs.

Also in 2017, pursuant to a debt repurchase program authorized by Windstream Services’ board of directors, Windstream Services repurchased in the open market $49.1 million aggregate principal amount of its 2020 Notes. In connection with the repurchase, Windstream Services recognized a pre-tax gain of $5.0 million. Windstream Services also repaid Broadview’s long-term debt and refinanced EarthLink’s long-term debt obligations that were assumed in the mergers. In repaying these debt obligations prior to their maturity, Windstream Services recognized a net pre-tax loss of $1.8 million. Windstream Services also repaid term loan Tranche B5 and Tranche B6 of its senior secured credit facility through the issuance of a new term loan under Tranche B7, which effectively extended the maturity of the term loan from 2019 to 2024. In completing this refinancing, Windstream recognized a pre-tax loss of $4.1 million.

Interest Expense

Set forth below is a summary of interest expense for the years ended December 31:

(Millions)	2019	2018	2017
Superpriority debtor-in-possession term loan facility	$21.0	$—	$—
Senior secured credit facility, Tranche B	165.7	112.1	100.7
Senior secured credit facility, revolving line of credit	63.1	45.7	29.5
Senior secured first and second lien notes	69.6	110.0	—
Senior unsecured notes	12.6	154.4	235.5
Notes issued by subsidiaries	6.7	6.8	10.4
Interest expense - long-term lease obligations:
Telecommunications network assets	—	467.0	484.9
Real estate contributed to pension plan	6.2	6.2	6.2
Impacts of interest rate swaps	(12.2)	(3.5)	10.1
Interest on capital leases and other	5.8	6.3	5.1
Less capitalized interest expense	(6.6)	(3.7)	(7.0)
Total interest expense	$331.9	$901.3	$875.4

Interest expense decreased approximately $569.4 million, or 63 percent, in 2019 primarily driven by lower interest expense associated with the long-term lease obligation under the contractual arrangement with Uniti attributable to no longer accounting for our arrangement with Uniti as a financing obligation upon adoption of the new leasing standard, as previously discussed. Interest expense attributable to our senior unsecured notes decreased $141.8 million primarily due to the effects of the exchange transactions completed in the third quarter of 2018 and no longer recording interest expense on these obligations after the filing of the Chapter 11 Cases. These decreases were partially offset by additional interest associated with borrowings under our superpriority debtor-in-possession facility and the adverse effects of exchanging unsecured senior notes for new 2024 and 2025 second lien notes in the third quarter of 2018, which were issued at comparatively higher interest rates, as well as higher interest costs applicable to borrowings outstanding under the senior secured credit facility. Following our default under the senior secured credit facility, interest rates charged on these borrowings reset to the applicable default rates, which are comparatively higher than the non-default interest rates.

Comparatively, interest expense increased approximately $25.9 million or 3 percent, in 2018 reflecting one-time financing fees of $9.2 million incurred in completing the 2018 consent and exchange transactions that were expensed in accordance with debt modification accounting. In addition, interest expense increased in 2018 due to the adverse effects of exchanging existing unsecured senior notes for the new 2024 and 2025 second lien notes, which were issued at comparatively higher interest rates, as well as higher interest costs due to incremental borrowings under the senior secured credit facility. These increases were partially offset by lower interest expense associated with the long-term lease obligation with Uniti of $17.9 million, due to a larger portion of the monthly payment being recorded as a reduction to the long-term lease obligation in applying the effective interest method over the initial term of the arrangement.

Income Taxes

We recognized an income tax benefit of $320.0 million in 2019, as compared to income tax expense of $449.1 million in 2018. The income tax benefit recorded in 2019 reflected the loss before taxes. This benefit was offset by discrete tax expense of $457.1 million related to our goodwill impairment, discrete tax expense of $27.9 million related to our bankruptcy reorganization, and discrete tax expense of $60.5 million related to the increase in our valuation allowance. Our effective tax rate in 2019 was 9.2 percent, compared to (164.0) percent in 2018 and 16.2 percent in 2017. The effective tax rate in 2019 was impacted by the discrete items discussed above.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. Due to the enactment occurring in the first quarter of 2020, it is not accounted for in the 2019 financial statements. We do not expect the CARES Act to have a material impact to our consolidated results of operations.

SEGMENT OPERATING RESULTS

Effective April 1, 2019, we reorganized our business operations into 3 segments: Kinetic, Enterprise and Wholesale. The Kinetic business unit primarily serves customers in markets in which we are the incumbent local exchange carrier (“ILEC”) and provides services over network facilities operated by us. The Enterprise and Wholesale business units primarily serve customers in markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers. As a result of this reorganization, we improved the alignment of our customer base within our ILEC and CLEC markets.  The significant changes to our previous segment structure included: (1) shifting certain business customers with operations in ILEC-only markets from the Enterprise segment to the Consumer & Small Business segment, which was renamed Kinetic; (2) shifting governmental and resale customers from Wholesale to Enterprise; (3) shifting wholesale customers and related services in ILEC markets from Wholesale to Kinetic; and (4) allocating certain corporate expenses, primarily property taxes, to the segments. Prior period segment information has been revised to reflect these changes for all periods presented.

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

KINETIC SEGMENT

Strategy

To be competitive in the marketplace and retain existing customers and grow market share through new customer acquisition, we have made significant investments in our broadband network. We expect the fiber investments in our business footprint to drive increased sales and lower churn by creating a premium customer experience and enabling more robust solutions for our Kinetic Business product, such as cloud voice services, next-generation networking and affordable business continuity plans. Our network investments will also power bandwidth-intensive applications such as video conferencing, file-sharing and high-definition (“HD”) content consumption. Connect America Fund (“CAF”) funding will also provide support and allow us to expand our broadband capabilities.

As of year-end 2019, we reached 70 percent of our footprint with 25 megabits per second (Mbps”) speeds and 42 percent of our footprint with 100 Mbps speeds. As of December 31, 2019, 53 percent of our consumer broadband customers were on speeds of 25 Mbps or greater. Our small business strategy also centers around investing in our network. During 2019, we doubled the availability of our Kinetic fiber Internet services, which provides speeds up to 1-Gigabit per second (“Gbps”) to approximately 100,000 business locations across 16 states.

Results of Operations

The following table reflects the Kinetic segment results of operations for the years ended December 31:

				2019 to 2018		2018 to 2017
(Millions)	2019	2018	2017	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$1,008.5	$1,012.0	$1,045.8	$(3.5)	—	$(33.8)	(3)
Voice-only (b)	108.2	120.5	132.4	(12.3)	(10)	(11.9)	(9)
Video and miscellaneous (c)	38.6	44.3	45.0	(5.7)	(13)	(0.7)	(2)
Total consumer	1,155.3	1,176.8	1,223.2	(21.5)	(2)	(46.4)	(4)
Small business (d)	310.8	335.7	360.3	(24.9)	(7)	(24.6)	(7)
Wholesale (e)	211.3	229.6	242.5	(18.3)	(8)	(12.9)	(5)
Switched access (f)	24.3	28.4	39.5	(4.1)	(14)	(11.1)	(28)
CAF Phase II funding and frozen federal USF (g)	177.9	182.5	188.0	(4.6)	(3)	(5.5)	(3)
State USF and ARM support (g)	84.7	93.3	104.9	(8.6)	(9)	(11.6)	(11)
End user surcharges (g)	67.5	67.7	66.3	(0.2)	—	1.4	2
Total service revenues	2,031.8	2,114.0	2,224.7	(82.2)	(4)	(110.7)	(5)
Product sales (h)	42.9	26.5	33.8	16.4	62	(7.3)	(22)
Total revenues and sales	2,074.7	2,140.5	2,258.5	(65.8)	(3)	(118.0)	(5)
Costs and expenses (i)	885.6	884.4	937.2	1.2	—	(52.8)	(6)
Segment income	$1,189.1	$1,256.1	$1,321.3	$(67.0)	(5)	$(65.2)	(5)

(a)	Decreases primarily reflected the effects of lower priced customer rate plans aimed at improving customer churn, which offset the net increases in broadband customers during each period.

(b)	Decreases were primarily attributable to lower demand for voice-only services.

(c)	Decreases reflect lower revenues from satellite, cable and IP television offerings due to declines in customers subscribing to these services.

(d)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(e)	Decreases due to lower usage for voice-only services, declines in fiber connections and data transport services due to customer churn.

(f)
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

(g)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform not covered by the access recovery charge (“ARC”). The decreases in state USF and ARM support were primarily due to the effects of intercarrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(h)
The increase in 2019 was primarily due to higher sales of network equipment on a wholesale basis to contractors due to increased demand. Conversely, the decrease in 2018 was primarily due to lower sales of network equipment on a wholesale basis to contractors due to decreased demand.

(i)
The increase in 2019 resulted from higher field operations expense attributable to growth in our broadband customer base, partially offset by reductions in labor costs and interconnection expense. The decrease in 2018 primarily reflected reduced labor costs and lower interconnection expense. The declines in labor costs and interconnect expense in both years reflected lower voice-only revenues due to the declines in households served and the effects of the workforce reductions completed in 2019 and 2018.

The following table reflects the Kinetic segment operating metrics as of December 31:

				2019 to 2018		2018 to 2017
(Thousands)	2019	2018	2017	Increase (Decrease)%		Increase (Decrease)%
Consumer Operating Metrics:
Households served (a)	1,238.0	1,247.9	1,268.8	(9.9)	(1)	(20.9)	(2)
High-speed Internet customers (b)	1,049.3	1,021.0	1,006.6	28.3	3	14.4	1
Small Business customers (c)	110.3	118.1	128.1	(7.8)	(7)	(10.0)	(8)

(a)	Decreases in the number of households served were primarily attributable to the effects of competition from wireless carriers, cable companies and other providers.

(b)
Increases in consumer high-speed Internet customers reflect improved sales and customer retention efforts primarily attributable to offering faster, more competitive speeds. As of December 31, 2019, we provided high-speed Internet service to all of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers.

(c)	Decreases were primarily due to competition from cable companies.

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

The following table reflects the Enterprise segment results of operations for the years ended December 31:

				2019 to 2018		2018 to 2017
(Millions)	2019	2018	2017	Increase (Decrease)%		Increase (Decrease)%
Revenues and sales:
Service revenues:
Core (a)	$1,199.1	$1,401.7	$1,300.2	$(202.6)	(14)	$101.5	8
Strategic (b)	280.9	203.9	107.6	77.0	38	96.3	89
Legacy (c)	516.9	642.3	925.5	(125.4)	(20)	(283.2)	(31)
Other (d)	526.0	590.2	515.2	(64.2)	(11)	75.0	15
End user surcharges	119.3	129.9	125.7	(10.6)	(8)	4.2	3
Total service revenues	2,642.2	2,968.0	2,974.2	(325.8)	(11)	(6.2)	—
Product sales	36.3	48.9	58.7	(12.6)	(26)	(9.8)	(17)
Total revenues and sales	2,678.5	3,016.9	3,032.9	(338.4)	(11)	(16.0)	(1)
Costs and expenses (e)	2,159.1	2,454.9	2,497.0	(295.8)	(12)	(42.1)	(2)
Segment income	$519.4	$562.0	$535.9	$(42.6)	(8)	$26.1	5

(a)
Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services. The decrease in 2019 was primarily attributable to lower sales and higher churn in data and integrated services, partially offset by incremental revenues of $6.9 million attributable to our 2018 acquisitions. Conversely, the increase in 2018 primarily reflects incremental revenues from acquisitions of $98.9 million, partially offset by declines in traditional voice and long-distance services and in long-distance usage.

(b)
Strategic revenues consist of SD-WAN, UCaaS, OfficeSuite©, and associated network access products and services. Growth in these revenues were primarily due to increased demand for these product offerings.

(c)	Legacy revenues consist of TDM voice and data services. The decreases were primarily due to lower demand and higher churn in voice services.

(d)
Other revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues. The decreases reflect the adverse effects of higher customer churn.

(e)
Decreases were primarily due to lower interconnection expense from the continuation of network efficiency projects, reduced labor costs due to workforce reductions, lower sales and marketing costs, and an overall decrease in the number of customers served. The decrease in 2018 was partially offset by incremental operating costs attributable to acquisitions of $163.4 million.

WHOLESALE SEGMENT

Strategy

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Results of Operations

The following table reflects the Wholesale segment results of operations as of December 31:

				2019 to 2018		2018 to 2017
(Millions)	2019	2018	2017	Increase (Decrease)%		Increase (Decrease)%
Revenues:
Core services (a)	$322.3	$349.9	$355.7	$(27.6)	(8)	$(5.8)	(2)
Switched access (b)	27.3	34.9	43.3	(7.6)	(22)	(8.4)	(19)
Total service revenues	349.6	384.8	399.0	(35.2)	(9)	(14.2)	(4)
Fiber sales (c)	12.6	—	—	12.6	*	—	*
Total revenues and sales	362.2	384.8	399.0	(22.6)	(6)	(14.2)	(4)
Costs and expenses (d)	101.4	111.1	111.3	(9.7)	(9)	(0.2)	—
Segment income	$260.8	$273.7	$287.7	$(12.9)	(5)	$(14.0)	(5)

(a)
Core services primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The decreases were primarily attributable to lower non-recurring revenue, lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks, partially offset by increase in long-distance usage. In 2018, the decrease was partially offset by incremental revenues of $17.5 million due to the acquisitions.

(b)	Decreases were primarily attributable to the effects of intercarrier compensation reform.

(c)	Increase in fiber sales includes profit from sales-type leases where control of the fiber has transferred to the customer during the period.

(d)
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

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2017	2018	2019	2020	2021
CAF Phase II support	$175.7	$174.9	$174.9	$174.9	$174.9
Transitional Frozen USF support	7.7	2.9	—	—	—
New Mexico Frozen USF support	4.6	4.6	0.6	0.6	0.6
Total	$188.0	$182.4	$175.5	$175.5	$175.5

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

On January 30, 2020, the FCC approved the RDOF program, which is the FCC’s most significant effort to close the digital divide to date and will connect millions of rural homes and small businesses to high-speed broadband networks. This fund will be the successor to the current CAF Phase II that Windstream participates in. Windstream advocated for the development of an economically sound funding and auction structure that delivers continuing and much-needed support for further broadband expansion in rural areas. The FCC will conduct a two-phase reverse auction to award the $20.4 billion funding. Phase I will award $16 billion and Phase II will award $4.4 billion. The Phase I auction will begin on October 22, 2020 and no date for the Phase II auction has been determined. Phase I will target those areas that current data confirm are wholly unserved at 25 Mbps down and 3 Mbps up speeds, and Phase II will target unserved locations within areas that data demonstrates are only partially served, as well as any areas not won in Phase I. Windstream plans to actively pursue the opportunities offered through the RDOF program.

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

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations for the years ended December 31:

(Millions)	2019	2018	2017
Intercarrier compensation revenue and ARM support	$54.4	$71.0	$97.0
Federal universal service and CAF Phase II support	$177.9	$182.4	$188.0

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

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. In 2019 and 2018, we recognized $81.9 million and $85.6 million, respectively (the majority of which came from the Texas USF). These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In 2019, we received $38.3 million from the large company program and $4.3 million from the small company program. The Texas USF is currently running a $23 million per quarter deficit. Absent reform, at this rate it is expected to exhaust its cash reserve by the end of 2020. The Commission is currently examining remedies to restore stability to the fund, and Windstream is actively involved in those discussions.

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

Historically, we have received $3.4 million from the Oklahoma High Cost Fund (“OHCF”) on an annual basis. On February 8, 2018, the Oklahoma Corporation Commission issued an order phasing out the OHCF. As of February 28, 2019, funding was cut 25 percent per year, with all funding terminating on February 28, 2022. However, in December 2018, we received notice that our application for replacement funds from the Oklahoma Universal Service Fund (“OUSF”) was approved. Accordingly, we will continue to receive $3.4 million annually from a combination of OHCF and OUSF support through February 28, 2022, and thereafter solely from the OUSF.

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

On February 26, 2019, the date that the Debtors filed a motion for the approval of the DIP Facilities with the Bankruptcy Court, which was granted (the “Effective Date”), a portion of the Term Loan Commitments in an amount equal to $300.0 million and a portion of the Revolving Facility in an amount equal to $100.0 million became available to Windstream Services. On April 16, 2019, in connection with our Second Day Hearing, Windstream Services received access to an additional $600.0 million of financing for a total of $1.0 billion available to us under the DIP Facilities. As of December 31, 2019, $500.0 million was outstanding under the Term Loan Facility and no borrowings were outstanding under the Revolving Facility. Considering letters of credit of $28.5 million and $55.1 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $416.4 million as of December 31, 2019. As discussed in Note 20, in March 2020, Windstream Services borrowed $400 million under the Revolver Facility to assist with working capital and other general corporate purposes during the coronavirus, COVID-19, global pandemic.
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
Historical Cash Flows

We rely largely on operating cash flows to provide for our liquidity requirements. As noted above, we also have access to and available borrowing capacity under our DIP Facilities. We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of December 31, 2019, that cash on hand and cash expected to be generated from operating activities will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt service requirements, and payments due under the contractual arrangement with Uniti. As previously discussed, we incurred goodwill impairment charges totaling $2,712.3 million in the first and second quarters of 2019 based on the results of interim goodwill impairment assessments. While these non-cash charges reduced our reported operating results, the charges had no effect on our immediate or near-term liquidity position. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

The following table summarizes our cash flow activities for the years ended December 31:

(Millions)	2019	2018	2017
Cash flows provided from (used in):
Operating activities	$533.8	$1,013.1	$974.6
Investing activities	(903.4)	(554.2)	(983.2)
Financing activities	208.2	(141.3)	(7.1)
(Decrease) increase in cash, cash equivalents and restricted cash	$(161.4)	$317.6	$(15.7)

Our cash, cash equivalents and restricted cash decreased by $161.4 million to $199.6 million at December 31, 2019, from $361.0 million at December 31, 2018, as compared to an increase of $317.6 million during 2018. Cash inflows during 2019 were primarily from operating activities and incremental debt proceeds. These inflows were partially offset by cash outflows for capital expenditures, repayments of debt, and payments under our finance and capital lease obligations. Cash, cash equivalents and restricted cash at December 31, 2018, includes a short-term investment in an overnight money market fund of $310.0 million comprised of substantially all of the cash proceeds received from the sale of the consumer CLEC operations. On January 3, 2019, the short-term investment was liquidated, and the proceeds were used to reduce borrowings outstanding under Windstream Services’ revolving line of credit.

Cash Flows – Operating Activities

Cash provided from operations is our primary source of funds. Cash flows from operating activities decreased by $479.3 million in 2019 and increased $38.5 million in 2018, as compared to the corresponding prior-year period. The decrease in 2019 primarily reflected the absence of operating cash flows attributable to the sold Consumer CLEC business and incremental cash outlays of $146.1 million for reorganization items, net. Operating cash flows for 2019 also reflect a decrease of $212.0 million attributable to no longer classifying a portion of the cash payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of the new leasing standard. As previously discussed, we changed the accounting for our arrangement with Uniti from a financing to an operating lease upon adoption of the new leasing standard. These decreases were partially offset by favorable changes in working capital, primarily attributable to not paying pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases.

The increase in 2018 primarily reflected the incremental cash flows generated from our 2018 and 2017 acquisitions, reductions from the prior year in merger, integration and other costs of $105.5 million, mainly attributable to the mergers with EarthLink and Broadview and timing differences in the payment of trade accounts payable. These increases were partially offset by cash outlays related to our 2018 workforce reductions, decreases in Kinetic, enterprise and wholesale revenues, and switched access revenues due to customer losses from competition, declining demand for copper-based circuits to towers and the adverse effects of intercarrier compensation reform, respectively. Higher cash interest payments of $30.8 million attributable to our 2018 and 2017 debt refinancing activities, as well as unfavorable timing differences in the collection of trade receivables also adversely impacted cash from operations in 2018.

We utilized net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations for all years presented. As previously discussed, we expect the effects of the overall impact of the 2017 Tax Cuts and Jobs Act will be generally favorable to us over the long-term by allowing us to extend the time frame we have to use our NOLs generated after December 31, 2017, and remain a minimal cash taxpayer for the foreseeable future.

Cash Flows – Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings as well as spending on strategic initiatives. Cash used in investing activities increased $349.2 million in 2019 compared to 2018 primarily due to an increase in our capital spending and the absence of proceeds from the sale of the Consumer CLEC business of $320.9 million in 2019. Cash used in investing activities decreased $429.0 million in 2018 compared to 2017 primarily due to a decrease in our capital spending and proceeds from the sale of the Consumer CLEC business. Cash used in investing in 2018 also reflected cash paid for the acquisitions of MASS and ATC of $46.9 million, net of cash acquired.

Capital expenditures were $878.5 million, $820.2 million and $908.6 million for 2019, 2018 and 2017, respectively. The majority of our capital spend during the past three years has been primarily directed toward consumer broadband upgrades of our network. Capital expenditures for 2017 included $49.9 million related to Project Excel, a capital program that completed in the second quarter of 2017, which upgraded our broadband network and was funded by a portion of the proceeds received from the sale of the data center business. Capital expenditures for 2018 and 2017 also included $37.6 million and $34.5 million, respectively, of incremental spend related to our acquired Broadview and EarthLink operations.

Cash Flows – Financing Activities

Cash provided from financing activities was a net inflow of $208.2 million in 2019, compared to net outflows of $141.3 million in 2018 and $7.1 million in 2017.

Proceeds from new issuances of long-term debt were $655.0 million in 2019, which consisted of $500.0 million of new borrowings under our DIP Facilities and additional borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. Comparatively, proceeds from new issuances of long-term debt were $816.0 million in 2018, which consisted solely of additional borrowings under Windstream Services’ revolving line of credit.

Debt repayments during 2019 totaled $372.4 million and primarily consisted of repayments of $370.0 million of borrowings under its revolving line of credit prior to the filing of the Chapter 11 Cases. On January 3, 2019, Windstream Services repaid $312.0 million of these borrowings using proceeds received from the sale of the Consumer CLEC business. Comparatively, debt repayments during 2018 totaled $747.2 million and included a one-time mandatory redemption payment of $150.0 million applicable to the 2024 Notes. The redemption payment was made on February 26, 2018 and was funded using available borrowing capacity under the revolving line of credit. During 2018, Windstream Services also repaid $574.0 million of borrowings under its revolving line of credit.

Dividends paid to shareholders were $64.4 million in 2017. Our board of directors elected to eliminate our quarterly common stock dividend commencing in the third quarter of 2017. Concurrently, our board of directors authorized a share repurchase program of up to $90.0 million. During 2017, we repurchased 9.1 million of our common shares at a total cost of $19.0 million under this program, which our Board elected to end in February 2018.

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

Pension and Employee Savings Plan Contributions

In 2019, we made cash contributions of $15.2 million to the qualified pension plan to satisfy our remaining 2018 and 2019 funding requirements. We also made cash contributions of $0.8 million in 2019 to fund the benefit payments of our unfunded supplemental executive retirement pension plans. Comparatively, in 2018, we made cash contributions of $11.9 million and contributed 0.8 million shares of our common stock with a value of $5.8 million to the qualified pension plan to satisfy our remaining 2017 and 2018 funding requirements. We also made cash contributions of $0.8 million in 2018 to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

For 2020, the expected employer contributions for pension benefits consists of $52.8 million to the qualified pension plan to satisfy our remaining 2019 and 2020 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. On January 15, 2020, we made our required quarterly employer contribution of $3.4 million in cash to the qualified pension plan. We intend to fund the remaining 2020 contributions using cash. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. In March 2020 and 2019, we contributed $25.7 million and $26.4 million in cash to the plan for the 2019 and 2018 annual matching contributions, respectively. Comparatively in March 2018, we contributed 3.6 million shares of our common stock with a value of $28.3 million to the plan for the 2017 annual matching contribution.

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

Debt

Windstream Holdings has no debt obligations. All of our debt has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt. As of December 31, 2019, we had $6,099.3 million in debt outstanding. Except for the DIP Facilities, all of our debt has been classified as liabilities subject to compromise in the accompanying consolidated balance sheet (see Note 6).

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

Certain of Windstream Services’ debt agreements contain various covenants and restrictions specific to the subsidiary that is the legal counterparty to the agreement. Under its debt agreements, acceleration of principal payments would occur upon payment default, violation of debt covenants not cured within 30 days, a change in control including a person or group obtaining 50 percent or more of Windstream Services’ outstanding voting stock, or breach of certain other conditions set forth in the borrowing agreements. At December 31, 2019, Windstream Services was in default of certain of its debt covenants and restrictions due to the adverse court ruling and filing of the Chapter 11 Cases, as further discussed below.

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

Contractual Obligations and Commitments

Set forth below is a summary of our material contractual obligations and commitments as of December 31, 2019.

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
Long-term debt included in liabilities subject to compromise	$5,599.3	$—	$—	$—	$5,599.3
Interest payments on long-term debt obligations (a)	244.5	236.7	174.9	75.4	731.5
DIP Facilities	—	500.0	—	—	500.0
Interest payments on DIP Facilities	21.5	3.3	—	—	24.8
Long-term lease obligations (b)	0.5	1.8	2.5	16.2	21.0
Interest payments on leaseback of real estate contributed to pension plan	6.2	12.2	11.0	32.6	62.0
Finance leases (c)	25.2	16.1	9.2	10.7	61.2
Operating leases (d)	789.6	1,502.5	1,442.9	3,795.7	7,530.7
Purchase obligations (e)	463.0	267.8	44.7	1.2	776.7
Other long-term liabilities and commitments (f)(g)	—	12.4	0.9	4.9	18.2
Total contractual obligations and commitments	$7,149.8	$2,552.8	$1,686.1	$3,936.7	$15,325.4

(a)
During the duration of Chapter 11 Cases, interest obligations will only be paid on our debtor-in-possession term loan facility, senior secured credit facility, senior first lien notes and Windstream Holdings of the Midwest, Inc. bonds. For purposes of the interest payments included in the table above, rates were based on the alternative base rate as further discussed in Note 6.

(b)
Represents undiscounted future minimum lease payments related to the leaseback of real estate contributed to the Windstream Pension Plan, which exclude the residual value of the obligations at the end of the initial lease terms.

(c)	Finance leases include non-cancellable leases, consisting principally of leases for facilities and equipment.

(d)
Operating leases include non-cancellable operating leases, consisting principally of our arrangement with Uniti as well as leases for network facilities, real estate, office space and office equipment.

(e)
Purchase obligations include open purchase orders not yet receipted and amounts payable under non-cancellable contracts. The portion attributable to non-cancellable contracts primarily represents agreements for network capacity and software licensing.

(f)	Other long-term liabilities and commitments primarily consist of long-term deferred revenue.

(g)	Excludes $3.7 million in long-term finance lease obligations, which are included in finance leases above.

See Notes 3, 6 and 7 for additional information regarding certain of the obligations and commitments listed above.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third-party debt or to fund losses of an unconsolidated special purpose entity.

SUPPLEMENTAL GUARANTOR INFORMATION

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

Summarized and combined balance sheet information was as follows:

(Millions)	December 31, 2019	December 31, 2018
Current assets	$426.1	$634.5
Noncurrent assets	$3,119.2	$4,521.5
Current liabilities (a)	$718.2	$7,566.1
Noncurrent liabilities (b)	$7,523.6	$184.7

(a)
For 2018, includes $5,728.1 million of debt obligations and $1,334.5 million of long-term lease obligations reclassified as current liabilities due to the event of default and filing of the Chapter 11 Cases further discussed in Note 6 to the consolidated financial statements.

(b)	Includes $7,100.5 million of liabilities classified as subject to compromise at December 31, 2019.

Summarized and combined results of operations for the year ended December 31, 2019 was as follows:

(Millions)
Revenues and sales	$986.6
Operating loss	$(2,187.3)
Loss before income taxes	$(2,727.0)
Net loss	$(2,546.8)

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

Prior to the filing of the Chapter 11 Cases, Windstream Services had entered into six pay fixed, receive variable interest rate swap agreements designated as cash flow hedges of the benchmark LIBOR interest rate risk created by the variable cash flows paid on Windstream Services’ senior secured credit facility. The interest rate swaps were scheduled to mature on October 17, 2021. The hedging relationships were expected to be highly effective in mitigating cash flow risks resulting from changes in interest rates. Following the filing of the Chapter 11 Cases, the bank counterparties exercised their rights to terminate the interest rate swaps. See Note 8 to the consolidated financial statements.

As of December 31, 2019 and 2018, the unhedged portion of Windstream Services’ variable rate senior secured credit facility was 3,050.9 million and $1,390.9 million, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have increased annual interest expense earnings by approximately $30.5 million and $13.9 million for the years ended December 31, 2019 and 2018, respectively. Actual results may differ from this estimate.

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

Following is a reconciliation of a non-GAAP financial measure titled OIBDA to the most closely related financial measure reported under GAAP referenced in this filing:

(Millions)	2019		2018	%
Operating (loss) income	$(2,877.5)		$296.6
Depreciation and amortization	1,068.2		1,526.7
Goodwill impairment	2,712.3	—	—
OIBDA	$903.0		$1,823.3	(50)

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

Useful Lives of Assets

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and finite-lived intangible assets. Our regulated operations use a group composite depreciation method. Rapid changes in technology or changes in market conditions could result in significant changes to the estimated useful lives of our tangible or finite-lived intangible assets that could materially affect the carrying value of these assets and our future consolidated operating results. An extension of the average useful life of our property, plant and equipment of one year would decrease depreciation expense by approximately $63.0 million per year, while a reduction in the average useful life of one year would increase depreciation expense by approximately $73.3 million per year.

At December 31, 2019, our unamortized finite-lived intangible assets totaled $1,042.1 million and primarily consisted of franchise rights of $827.7 million and customer lists of $189.9 million. The customer lists are amortized using the sum-of-the-years digits method over estimated useful lives ranging from 5.5 - 15 years. The franchise rights are amortized on a straight-line basis over their estimated useful lives of 30 years. A reduction in the average useful lives of the franchise rights and customer lists of one year would have increased the amount of amortization expense recorded in 2019 by approximately $3.1 million. We are in the process of assessing the impact to subsequent periods, if any, that the Chapter 11 Cases may have on the valuation of our long-lived assets. During 2019, we performed a quantitative recoverability test in conjunction with the filing of the Chapter 11 Cases, adoption of the new leasing standard and change in our reportable segments. We determined that for each of these triggering events our long-lived assets were not impaired.

Goodwill

As further discussed in Note 5 to the consolidated financial statements, during the first quarter of 2019, we performed a quantitative goodwill impairment test comparing the fair value to carrying value for each or our three reporting units consisting of Consumer & Small Business, Enterprise, and Wholesale, which is consistent with how we defined our three reportable operating segments. Our reporting units are not separate legal entities with discrete balance sheet information. Accordingly, in determining the reporting unit’s carrying value, assets and liabilities were assigned to the reporting units using a combination of specification identification and consistent and reasonable allocation methodologies as appropriate. We estimated the fair value of our reporting units using an income approach. The income approach is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. Based on the results of our quantitative analysis, we recorded an impairment of all remaining goodwill in our Consumer & Small Business reporting unit of $903.4 million, an impairment of all remaining goodwill in our Enterprise reporting unit of $996.2 million, and an impairment of goodwill in our Wholesale reporting unit of $439.4 million, representing the excess of the carrying value from each reporting unit’s fair value.

As described in Note 18, effective April 1, 2019, we implemented a new business unit organizational structure resulting in a change in our reportable operating segments and reporting units and reallocated the remaining goodwill of the former Wholesale reporting unit on a relative fair value to our new Kinetic, Enterprise and Wholesale reporting units. We also confirmed, immediately before the reorganization and reallocation of goodwill, that no further impairment existed in the former Wholesale reporting unit. We performed a quantitative goodwill impairment test as of April 1, 2019, which compared, for each reporting unit, its fair value to its carrying value. We estimated the fair value of our new reporting units using an income approach based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations. The results of the goodwill impairment test indicated that the carrying values of our Kinetic and Enterprise reporting units exceeded their fair values. Accordingly, during the second quarter of 2019, we recorded an impairment of all goodwill allocated to our Kinetic reporting unit of $254.3 million and an impairment of all goodwill allocated to our Enterprise reporting unit of $119.0 million, representing the excess of the carrying value from each reporting unit’s fair value. The fair value of the Wholesale reporting unit exceeded its carrying value and was not at risk of a goodwill impairment at this time.

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

As of November 1, 2019, we performed a qualitative assessment of the remaining goodwill balance related to our Wholesale reporting unit. Under the qualitative assessment, we considered several qualitative factors, including the business enterprise value of the reporting unit from the last quantitative test of April 1, 2019, just seven months earlier, the excess of fair value over carrying value of 13 percent from this test, macroeconomic conditions (including changes in interest rates and discount rates), industry and market considerations (including revenue and contribution margin projections), the recent and projected financial performance of the reporting unit, as well as other factors. Based on the qualitative assessment performed, we determined that it was more likely than not that the fair value of the Company’s Wholesale reporting unit was at least equal to its carrying value as of our annual measurement date of November 1, 2019.
See Note 5 to the consolidated financial statements for additional information regarding goodwill.

Pension Benefits

We maintain a non-contributory qualified defined benefit pension plan as well as supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees. The annual costs of providing pension benefits are based on certain key actuarial assumptions, including the expected return on plan assets and discount rate. We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from the various actuarial assumptions, including changes in our pension obligation, as pension expense or income in the fourth quarter each year, unless an earlier measurement date is required. Our projected net pension income for 2020, which is estimated to be approximately $17.5 million, was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on qualified pension plan assets of 7.0 percent and a discount rate of 3.37 percent. If returns vary from the expected rate of return or there is a change in the discount rate, the estimated net pension income could vary. In developing the expected long-term rate of return assumption, we considered the plan’s historical rate of return, as well as input from our investment advisors. Projected returns on qualified pension plan assets were based on broad equity and bond indices and include a targeted asset allocation of 31.0 percent to equities, 49.0 percent to fixed income assets and 20.0 percent to alternative investments, with an aggregate expected long-term rate of return of approximately 7.0 percent. Lowering the expected long-term rate of return on the qualified pension plan assets by 50 basis points (from 7.0 percent to 6.5 percent) would result in a decrease in our projected pension income of approximately $4.2 million in 2020, the effects of which would result in the recognition of pension income of $13.3 million in 2020.

The discount rate selected is derived by identifying a theoretical settlement portfolio of high-quality corporate bonds sufficient to provide for the plan’s projected benefit payments. The values of the plan’s projected benefit payments are matched to the cash flows of the theoretical settlement bond portfolio to arrive at a single equivalent discount rate that aligns the present value of the required cash flows with the market value of the bond portfolio. The discount rate determined on this basis was 3.37 percent at December 31, 2019. Lowering the discount rate by 25 basis points (from 3.37 percent to 3.12 percent) would result in a decrease in our projected pension income of approximately $29.9 million in 2020, the effects of which would result in the recognition of pension expense of $12.4 million in 2020.

See Notes 2 and 11 to the consolidated financial statements for additional information on our pension plans.

Income Taxes

Our estimates of income taxes and the significant items resulting in the recognition of deferred tax assets and liabilities are disclosed in Note 16 to the consolidated financial statements and reflect our assessment of future tax consequences of transactions that have been reflected in our financial statements or tax returns for each taxing jurisdiction in which we operate. Actual income taxes to be paid could vary from these estimates due to future changes in income tax law or the outcome of audits completed by federal and state taxing authorities. Included in the calculation of our annual income tax expense are the effects of changes, if any, to our income tax reserves for uncertain tax positions. We maintain income tax reserves for potential assessments from the IRS or other state taxing authorities. The reserves are determined in accordance with authoritative guidance and are adjusted, from time to time, based upon changing facts and circumstances. Changes to the income tax reserves could materially affect our future consolidated operating results in the period of change. In addition, a valuation allowance is recorded to reduce the carrying amount of deferred tax assets unless it is more likely than not that such assets will be realized. See Note 16 to the consolidated financial statements for additional information regarding the acceleration of long-term debt obligations, the court ruling and the related effects on income taxes.

Recently Adopted Authoritative Guidance

During 2019, we adopted the following authoritative guidance:

•	Leases

•	Derivatives and Hedging

•	Supplemental Guarantor Financial Information

Effective January 1, 2020, we adopted the following authoritative guidance:

•	Financial Instruments - Credit Losses

•	Implementation Costs in Cloud Computing Arrangements

See Note 2 for further discussion of this guidance and the related impacts to our consolidated financial statements.

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

•	the effects of federal and state legislation, and rules and regulations, and changes thereto, governing the communications industry;

•	the impact of equipment failure, natural disasters or terrorist acts; and

•	the effects of work stoppages by our employees or employees of other communications companies on whom we rely for service.

In addition to these factors, actual future performance, outcomes and results may differ materially because of more general factors including, among others, general industry and market conditions and growth rates, economic conditions, and governmental and public policy changes.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

SELECTED FINANCIAL DATA

 Selected consolidated financial data for Windstream Holdings is as follows for the years ended December 31:

(Millions, except per share amounts)	2019	2018	2017	2016	2015
Revenues and sales	$5,115.4	$5,713.1	$5,852.9	$5,387.0	$5,765.3
Operating (loss) income	(2,877.5)	296.6	(1,590.6)	561.0	481.6
Other (expense) income, net	(7.8)	(4.9)	(2.3)	(24.0)	85.3
Gain on disposal of businesses	—	145.4	—	—	326.1
Net gain (loss) on early extinguishment of debt	—	190.3	(56.4)	(18.0)	(36.4)
Other-than-temporary impairment loss on investment in Uniti common stock	—	—	—	(181.9)	—
Reorganization items, net	(260.6)	—	—	—	—
Interest expense	(331.9)	(901.3)	(875.4)	(860.6)	(813.2)
(Loss) income before income taxes	(3,477.8)	(273.9)	(2,524.7)	(523.5)	43.4
Income tax benefit (expense)	320.0	(449.1)	408.1	140.0	(16.0)
Net (loss) income	$(3,157.8)	$(723.0)	$(2,116.6)	$(383.5)	$27.4
Basic and diluted (loss) earnings per share:
Net (loss) income	($74.06)	($17.72)	($62.66)	($20.53)	$1.21
Dividends declared per common share	$—	$—	$1.50	$3.00	$11.55
Balance sheet data
Total assets	$9,888.5	$10,257.9	$11,084.3	$11,770.0	$12,518.1
Total long-term debt and capital and other lease obligations (excluding premium and discount)	$6,220.2	$10,551.5	$10,906.2	$9,976.7	$10,443.0
Total (deficit) equity	$(2,074.4)	$(1,919.3)	$(1,298.9)	$170.0	$306.4

Notes to Selected Financial Information:

•
The selected consolidated financial data of Windstream Services is identical to Windstream Holdings with the exception of certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. The amount of pre-tax expenses directly incurred by Windstream Holdings totaled approximately $2.1 million, $1.8 million, $2.0 million, $1.7 million and $2.0 million in 2019, 2018, 2017, 2016 and 2015, respectively. Earnings and dividends per common share information for Windstream Services has not been presented because that entity has not issued publicly held common stock as defined in U.S. GAAP.

•
Explanations for significant events affecting our historical operating trends, including the effects of acquisitions and dispositions, during the years 2017 through 2019 are provided in Management’s Discussion and Analysis of Results of Operations and Financial Condition. During 2019 and 2017, we recorded goodwill impairment charges totaling $2.7 billion and 1.8 billion, respectively. See Note 5 to the consolidated financial statements for further information. As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. See Note 16 to the consolidated financial statements for additional information.

•
In 2015, we completed the spin-off of certain telecommunications network assets, including our fiber and copper networks and other real estate, to Uniti Group, Inc. (“Uniti”), a publicly traded real estate investment trust. Following the spin-off, Windstream Holdings entered into a long-term triple-net master lease with Uniti to lease back the telecommunications network assets. For periods prior to January 1, 2019, we accounted for the transaction as a financing arrangement for financial reporting purposes due to various forms of continuing involvement. At inception of the master lease, we recorded a long-term lease obligation of approximately $5.1 billion. As annual lease payments were made, a portion of the payment decreased the long-term lease obligation with the balance of the payment charged to interest expense using the effective interest method. Interest expense related to the long-term lease obligation was $467.0 million, $484.9 million, $500.8 million, and $351.6 million in 2018, 2017, 2016 and 2015, respectively.

As required, effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). Upon adoption, we re-evaluated the contractual arrangement with Uniti and concluded that the arrangement should be accounted for prospectively as an operating lease. As a result, Windstream Holdings de-recognized the remaining net book value of assets transferred to Uniti of approximately $1.3 billion, recognized a right-of-use asset of approximately $3.9 billion equaling the adjusted Uniti lease liability, which decreased by $0.7 billion and recorded a deferred tax liability of approximately 0.3 billion. Rent expense was $659.0 million in 2019. See Note 2 to the consolidated financial statements for further information regarding the change in accounting for the contractual agreement with Uniti.

•
Actuarial gains and losses for pension benefits are recognized in operating results in the year in which the gains and losses occur. This methodology can create volatility in operating results based on market fluctuations which impacts pension expense for the year. Pension expense (income) was $3.0 million, $(1.0) million, $10.1 million, $59.1 million and $1.2 million in 2019, 2018, 2017, 2016 and 2015, respectively. Other (expense) income, net for all periods also includes the non-operating components of pension and other postretirement benefit income (expense), which totaled $0.4 million, $3.8 million, $(2.9) million, $(45.6) million and $27.8 million in 2019, 2018, 2017, 2016 and 2015, respectively.

•
As of the spin-off date in 2015, we retained a passive ownership interest in approximately 19.6 percent of the common stock of Uniti. The retained Uniti shares were classified as available-for-sale and recorded at fair value with unrealized gains and losses reported in accumulated other comprehensive income. During 2016, we recorded an other-than-temporary impairment loss of $181.9 million for the difference between the fair value of the Uniti common stock and its initial cost basis. During 2016, we disposed of the Uniti shares and recorded a net gain of $15.2 million, which was included in other expense, net. Other (expense) income, net also includes dividend income received on our investment in Uniti common stock of $17.6 million in 2016 and $48.2 million in 2015.

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

Dated May 19, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Windstream Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Windstream Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over analyzing, validating and concluding on key assumptions provided by third-party valuation firms and used in the Company’s accounting for leases.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has defaulted on its debt and master lease agreements and filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 25, 2019, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Little Rock, Arkansas
May 19, 2020
We have served as the Company’s auditor since 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Member of Windstream Services, LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Windstream Services, LLC and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), member equity (deficit) and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule II - valuation and qualifying accounts listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls over analyzing, validating and concluding on key assumptions provided by third-party valuation firms used in the Company’s accounting for leases.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company has defaulted on its debt and master lease agreements and filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 25, 2019, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
Little Rock, Arkansas
May 19, 2020
We have served as the Company’s auditor since 2006.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions, except per share amounts)	2019	2018	2017
Revenues and sales:
Service revenues	$5,023.6	$5,637.2	$5,759.7
Product and fiber sales	91.8	75.9	93.2
Total revenues and sales	5,115.4	5,713.1	5,852.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	3,341.3	2,854.8	2,962.7
Cost of product and fiber sales	77.6	69.1	93.5
Selling, general and administrative	756.7	889.0	896.1
Depreciation and amortization	1,068.2	1,526.7	1,470.0
Goodwill impairment	2,712.3	—	1,840.8
Merger, integration and other costs	8.3	31.9	137.4
Restructuring charges	28.5	45.0	43.0
Total costs and expenses	7,992.9	5,416.5	7,443.5
Operating (loss) income	(2,877.5)	296.6	(1,590.6)
Other expense, net	(7.8)	(4.9)	(2.3)
Gain on sale of Consumer CLEC business	—	145.4	—
Net gain (loss) on early extinguishment of debt	—	190.3	(56.4)
Reorganization items, net	(260.6)	—	—
Interest expense (contractual interest for the year ended December 31, 2019 of $493.2)	(331.9)	(901.3)	(875.4)
Loss before income taxes	(3,477.8)	(273.9)	(2,524.7)
Income tax benefit (expense)	320.0	(449.1)	408.1
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)
Basic and diluted loss per share:
Net loss	($74.06)	($17.72)	($62.66)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2019	2018	2017
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized (losses) gains on designated interest rate swaps	(3.2)	3.7	11.4
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	(10.6)	3.0	5.3
Income tax benefit (expense)	3.5	(1.6)	(6.4)
Change in interest rate swaps	(10.3)	5.1	10.3
Pension and postretirement plans:
Prior service credit arising during the period	0.3	2.7	9.1
Change in net actuarial (loss) gain for employee benefit plans	(2.7)	7.2	(1.3)
Plan curtailments and settlements	0.1	—	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.2	0.1
Amortization of prior service credits	(1.3)	(5.1)	(0.7)
Income tax benefit (expense)	0.9	(1.3)	(2.0)
Change in pension and postretirement plans	(2.7)	3.7	5.2
Other comprehensive (loss) income	(13.0)	8.8	15.5
Comprehensive loss	$(3,170.8)	$(714.2)	$(2,101.1)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions, except par value)	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$191.8	$355.7
Restricted cash	7.8	5.3
Accounts receivable (less allowance for doubtful
accounts of $48.2 and $24.8, respectively)	574.7	653.1
Inventories	64.7	82.4
Prepaid expenses and other	197.7	159.7
Total current assets	1,036.7	1,256.2
Goodwill	61.4	2,773.7
Other intangibles, net	1,068.7	1,213.1
Net property, plant and equipment	3,620.8	4,920.9
Operating lease right-of-use assets	4,018.0	—
Other assets	82.9	94.0
Total Assets	$9,888.5	$10,257.9
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$500.0	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	279.2	503.6
Advance payments	151.1	180.6
Accrued taxes	65.6	87.4
Other current liabilities	223.3	387.7
Total current liabilities	1,219.2	11,457.7
Deferred income taxes	—	104.3
Other liabilities	23.6	615.2
Liabilities subject to compromise	10,720.1	—
Total liabilities	11,962.9	12,177.2
Commitments and Contingencies (See Note 17)
Shareholders’ Deficit:
Common stock, $0.0001 par value, 75.0 shares authorized,
43.0 and 42.9 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,253.1	1,250.4
Accumulated other comprehensive income	22.6	35.6
Accumulated deficit	(3,350.1)	(3,205.3)
Total shareholders’ deficit	(2,074.4)	(1,919.3)
Total Liabilities and Shareholders’ Deficit	$9,888.5	$10,257.9

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2019	2018	2017
Cash Provided from Operating Activities:
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,068.2	1,526.7	1,470.0
Goodwill impairment	2,712.3	—	1,840.8
Provision for doubtful accounts	65.2	37.7	45.8
Share-based compensation expense	2.7	11.3	55.4
Non-cash reorganization items, net	48.7	—	—
Deferred income taxes	(319.6)	441.2	(412.7)
Gain on sale of Consumer CLEC business	—	(145.4)	—
Net (gain) loss on early extinguishment of debt	—	(190.3)	56.4
DIP Facility issuance costs expensed	24.4	—	—
Other, net	8.7	29.0	38.7
Changes in operating assets and liabilities, net
Accounts receivable	(33.1)	(47.0)	17.7
Prepaid expenses and other	(55.1)	46.8	2.1
Accounts payable	172.8	5.2	43.3
Accrued taxes	3.4	(9.4)	(0.2)
Accrued interest	(11.6)	(8.6)	(16.3)
Other current liabilities	48.6	35.1	4.8
Other liabilities	(42.8)	(2.2)	(25.7)
Other, net	(1.2)	6.0	(28.9)
Net cash provided from operating activities	533.8	1,013.1	974.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(878.5)	(820.2)	(908.6)
Acquisition of Broadview, net of cash acquired	—	—	(63.3)
Cash acquired from EarthLink	—	—	5.0
Acquisitions of MASS and ATC, net of cash acquired	—	(46.9)	—
Proceeds from sale of Consumer CLEC business	—	320.9	—
Purchase of FCC spectrum licenses	(26.6)	—	—
Other, net	1.7	(8.0)	(16.3)
Net cash used in investing activities	(903.4)	(554.2)	(983.2)
Cash Flows from Financing Activities:
Dividends paid to shareholders	—	—	(64.4)
Proceeds from issuance of stock	—	12.2	9.6
Repayments of debt and swaps	(372.4)	(747.2)	(2,301.8)
Proceeds of debt issuance	655.0	816.0	2,614.6
Debt issuance costs	(24.4)	(23.5)	(27.1)
Proceeds from fiber transaction	—	45.8	—
Stock repurchases	—	—	(19.0)
Payments under long-term lease obligations	—	(188.8)	(168.7)
Payments under finance and capital lease obligations	(49.3)	(53.6)	(39.0)
Other, net	(0.7)	(2.2)	(11.3)
Net cash provided from (used in) financing activities	208.2	(141.3)	(7.1)
(Decrease) increase in cash, cash equivalents and restricted cash	(161.4)	317.6	(15.7)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4	59.1
End of period	$199.6	$361.0	$43.4
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$349.9	$886.1	$855.3
Income taxes (refunded) paid, net	$(8.5)	$(15.1)	$1.7
Reorganization items paid	$146.1	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Millions, except per share amounts)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2016	$559.7	$5.9	$(395.6)	$170.0
Net loss	—	—	(2,116.6)	(2,116.6)
Other comprehensive income, net of tax:
Change in pension and postretirement plans	—	5.2	—	5.2
Amortization of net unrealized losses on de-designated interest rate swaps	—	3.3	—	3.3
Changes in designated interest rate swaps	—	7.0	—	7.0
Comprehensive income (loss)	—	15.5	(2,116.6)	(2,101.1)
Share-based compensation	35.8	—	—	35.8
Stock issued for pension contribution	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 11)	22.7	—	—	22.7
Stock issued in merger with EarthLink	642.6	—	—	642.6
Stock repurchases	(19.0)	—	—	(19.0)
Taxes withheld on vested restricted stock and other	(10.7)	—	—	(10.7)
Dividends of $1.50 per share declared to stockholders	(48.8)	—	—	(48.8)
Balance at December 31, 2017	$1,191.9	$21.4	$(2,512.2)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Adoption of ASU 2018-02	—	3.7	(3.7)	—
Net loss	—	—	(723.0)	(723.0)
Other comprehensive income, net of tax:
Change in pension and postretirement plans	—	3.7	—	3.7
Amortization of net unrealized losses on de-designated interest rate swaps	—	2.3	—	2.3
Changes in designated interest rate swaps	—	2.8	—	2.8
Comprehensive income (loss)	—	8.8	(723.0)	(714.2)
Share-based compensation	13.3	—	—	13.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan (See Note 11)	28.3	—	—	28.3
Stock issued under equity distribution agreement	12.2	—	—	12.2
Taxes withheld on vested restricted stock and other	(1.1)	—	—	(1.1)
Balance at December 31, 2018	$1,250.4	$35.6	$(3,205.3)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 2)	—	—	3,013.0	3,013.0
Net loss	—	—	(3,157.8)	(3,157.8)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(2.7)	—	(2.7)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(7.9)	—	(7.9)
Changes in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(13.0)	(3,157.8)	(3,170.8)
Share-based compensation	2.9	—	—	2.9
Taxes withheld on vested restricted stock and other	(0.2)	—	—	(0.2)
Balance at December 31, 2019	$1,253.1	$22.6	$(3,350.1)	$(2,074.4)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,

(Millions)	2019	2018	2017
Revenues and sales:
Service revenues	$5,023.6	$5,637.2	$5,759.7
Product and fiber sales	91.8	75.9	93.2
Total revenues and sales	5,115.4	5,713.1	5,852.9
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	3,341.3	2,854.8	2,962.7
Cost of products and fiber sales	77.6	69.1	93.5
Selling, general and administrative	754.6	887.2	894.1
Depreciation and amortization	1,068.2	1,526.7	1,470.0
Goodwill impairment	2,712.3	—	1,840.8
Merger, integration and other costs	8.3	31.9	137.4
Restructuring charges	28.5	45.0	43.0
Total costs and expenses	7,990.8	5,414.7	7,441.5
Operating (loss) income	(2,875.4)	298.4	(1,588.6)
Other expense, net	(7.8)	(4.9)	(2.3)
Gain on sale of Consumer CLEC business	—	145.4	—
Net gain (loss) on early extinguishment of debt	—	190.3	(56.4)
Reorganization items, net	(260.6)	—	—
Interest expense (contractual interest for the year ended December 31, 2019 of $493.2)	(331.9)	(901.3)	(875.4)
Loss before income taxes	(3,475.7)	(272.1)	(2,522.7)
Income tax benefit (expense)	319.5	(449.5)	407.3
Net loss	$(3,156.2)	$(721.6)	$(2,115.4)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31,

(Millions)	2019	2018	2017
Net loss	$(3,156.2)	$(721.6)	$(2,115.4)
Other comprehensive (loss) income:
Interest rate swaps:
Unrealized (losses) gains on designated interest rate swaps	(3.2)	3.7	11.4
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	(10.6)	3.0	5.3
Income tax benefit (expense)	3.5	(1.6)	(6.4)
Change in interest rate swaps	(10.3)	5.1	10.3
Pension and postretirement plans:
Prior service credit arising during the period	0.3	2.7	9.1
Change in net actuarial (loss) gain for employee benefit plans	(2.7)	7.2	(1.3)
Plan curtailments and settlements	0.1	—	—
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	—	0.2	0.1
Amortization of prior service credits	(1.3)	(5.1)	(0.7)
Income tax benefit (expense)	0.9	(1.3)	(2.0)
Change in pension and postretirement plans	(2.7)	3.7	5.2
Other comprehensive (loss) income	(13.0)	8.8	15.5
Comprehensive loss	$(3,169.2)	$(712.8)	$(2,099.9)

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
December 31,

(Millions)	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$191.8	$355.7
Restricted cash	7.8	5.3
Accounts receivable (less allowance for doubtful
accounts of $48.2 and $24.8, respectively)	574.7	653.1
Inventories	64.7	82.4
Prepaid expenses and other	197.7	159.7
Total current assets	1,036.7	1,256.2
Goodwill	61.4	2,773.7
Other intangibles, net	1,068.7	1,213.1
Net property, plant and equipment	3,620.8	4,920.9
Operating lease right-of-use assets	4,018.0	—
Other assets	82.9	94.0
Total Assets	$9,888.5	$10,257.9
Liabilities and Member Deficit
Current Liabilities:
Current portion of long-term debt	$500.0	$5,728.1
Current portion of long-term lease obligations	—	4,570.3
Accounts payable	279.2	503.6
Advance payments	151.1	180.6
Accrued taxes	65.6	87.4
Other current liabilities	223.3	387.7
Total current liabilities	1,219.2	11,457.7
Deferred income taxes	—	104.3
Other liabilities	23.6	615.2
Liabilities subject to compromise	10,720.1	—
Total liabilities	11,962.9	12,177.2
Commitments and Contingencies (See Note 17)
Member Deficit:
Additional paid-in capital	1,245.3	1,244.2
Accumulated other comprehensive income	22.6	35.6
Accumulated deficit	(3,342.3)	(3,199.1)
Total member deficit	(2,074.4)	(1,919.3)
Total Liabilities and Member Deficit	$9,888.5	$10,257.9

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,

(Millions)	2019	2018	2017
Cash Provided from Operating Activities:
Net loss	$(3,156.2)	$(721.6)	$(2,115.4)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	1,068.2	1,526.7	1,470.0
Goodwill impairment	2,712.3	—	1,840.8
Provision for doubtful accounts	65.2	37.7	45.8
Share-based compensation expense	2.7	11.3	55.4
Non-cash reorganization items, net	48.7	—	—
Deferred income taxes	(319.6)	441.2	(412.7)
Gain on sale of Consumer CLEC business	—	(145.4)	—
Net (gain) loss on early extinguishment of debt	—	(190.3)	56.4
DIP Facility issuance costs expensed	24.4	—	—
Other, net	8.7	29.0	38.7
Changes in operating assets and liabilities, net
Accounts receivable	(33.1)	(47.0)	17.7
Prepaid expenses and other	(55.1)	46.8	2.1
Accounts payable	172.8	5.2	43.3
Accrued taxes	3.4	(9.4)	(0.2)
Accrued interest	(11.6)	(8.6)	(16.3)
Other current liabilities	48.6	35.3	3.9
Other liabilities	(42.8)	(2.2)	(25.7)
Other, net	(1.2)	6.0	(28.9)
Net cash provided from operating activities	535.4	1,014.7	974.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(878.5)	(820.2)	(908.6)
Acquisition of Broadview, net of cash acquired	—	—	(63.3)
Cash acquired from EarthLink	—	—	5.0
Acquisitions of MASS and ATC, net of cash acquired	—	(46.9)	—
Proceeds from sale of Consumer CLEC business	—	320.9	—
Purchase of FCC spectrum licenses	(26.6)	—	—
Other, net	1.7	(8.0)	(16.3)
Net cash used in investing activities	(903.4)	(554.2)	(983.2)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.6)	(1.6)	(83.7)
Contribution from Windstream Holdings, Inc.	—	12.2	9.6
Repayments of debt and swaps	(372.4)	(747.2)	(2,301.8)
Proceeds of debt issuance	655.0	816.0	2,614.6
Debt issuance costs	(24.4)	(23.5)	(27.1)
Proceeds from fiber transaction	—	45.8	—
Payments under long-term lease obligations	—	(188.8)	(168.7)
Payments under finance and capital lease obligations	(49.3)	(53.6)	(39.0)
Other, net	(0.7)	(2.2)	(11.3)
Net cash provided from (used in) financing activities	206.6	(142.9)	(7.4)
(Decrease) increase in cash, cash equivalents and restricted cash	(161.4)	317.6	(15.7)
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	361.0	43.4	59.1
End of period	$199.6	$361.0	$43.4
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$349.9	$886.1	$855.3
Income taxes (refunded) paid, net	$(8.5)	$(15.1)	$1.7
Reorganization items paid	$146.1	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF MEMBER EQUITY (DEFICIT)

(Millions)	Common Stock and Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2016	$556.1	$5.9	$(392.0)	$170.0
Net loss	—	—	(2,115.4)	(2,115.4)
Other comprehensive income, net of tax:
Change in pension and postretirement plans	—	5.2	—	5.2
Amortization of net unrealized losses on de-designated interest rate swaps	—	3.3	—	3.3
Changes in designated interest rate swaps	—	7.0	—	7.0
Comprehensive income (loss)	—	15.5	(2,115.4)	(2,099.9)
Share-based compensation	35.8	—	—	35.8
Stock issued for pension contribution	9.6	—	—	9.6
Stock issued to employee savings plan (See Note 11)	22.7	—	—	22.7
Stock issued in merger with EarthLink	642.6	—	—	642.6
Taxes withheld on vested restricted stock and other	(10.7)	—	—	(10.7)
Distributions payable to Windstream Holdings, Inc.	(69.0)	—	—	(69.0)
Balance at December 31, 2017	$1,187.1	$21.4	$(2,507.4)	$(1,298.9)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2014-09	—	—	35.3	35.3
Adoption of ASU 2017-12	—	1.7	(1.7)	—
Adoption of ASU 2018-02	—	3.7	(3.7)	—
Net loss	—	—	(721.6)	(721.6)
Other comprehensive income, net of tax:
Change in pension and postretirement plans	—	3.7	—	3.7
Amortization of net unrealized losses on de-designated interest rate swaps	—	2.3	—	2.3
Changes in designated interest rate swaps	—	2.8	—	2.8
Comprehensive income (loss)	—	8.8	(721.6)	(712.8)
Share-based compensation	13.3	—	—	13.3
Stock issued for pension contribution	5.8	—	—	5.8
Stock issued to employee savings plan (See Note 11)	28.3	—	—	28.3
Stock issued under equity distribution agreement	12.2	—	—	12.2
Taxes withheld on vested restricted stock and other	(1.1)	—	—	(1.1)
Distributions payable to Windstream Holdings, Inc.	(1.4)	—	—	(1.4)
Balance at December 31, 2018	$1,244.2	$35.6	$(3,199.1)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02 (See Note 2)	—	—	3,013.0	3,013.0
Net loss	—	—	(3,156.2)	(3,156.2)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(2.7)	—	(2.7)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(7.9)	—	(7.9)
Changes in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(13.0)	(3,156.2)	(3,169.2)
Share-based compensation	2.9	—	—	2.9
Taxes withheld on vested restricted stock and other	(0.2)	—	—	(0.2)
Distributions payable to Windstream Holdings, Inc.	(1.6)	—	—	(1.6)
Balance at December 31, 2019	$1,245.3	$22.6	$(3,342.3)	$(2,074.4)

The accompanying notes are an integral part of these consolidated financial statements.

(DEBTOR-IN-POSSESSION)
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

Description of Business – We are a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 164,000 miles.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

1. Background and Basis for Presentation, Continued:

Going Concern and Financial Reporting – As further discussed in Note 3, our financial condition, the defaults under our debt agreements and contractual arrangement with Uniti Group, Inc. (“Uniti”), and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other factors, our ability to (i) obtain the required creditor acceptance and confirmation under the Bankruptcy Code of our plan of reorganization, (ii) successfully implement such plan of reorganization, (iii) address debt and other liabilities through the bankruptcy process, (iv) generate sufficient cash flow from operations, and (v) obtain financing sources sufficient to meet our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business pursuant to relief we obtained from the Bankruptcy Court, for amounts other than those reflected in the accompanying consolidated financial statements. In particular, such financial statements do not purport to show with respect to (i) assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (iv) operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Restricted Cash - Deposits held as security for indebtedness under our corporate purchase card program and not available for use have been presented as restricted cash in the accompanying consolidated financial statements.

Accounts Receivable – Accounts receivable consist principally of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of historical collection experience, age of outstanding receivables, current economic conditions and a specific customer’s ability to meet its financial obligations. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled receivables related to communications services and product sales of $33.9 million and $40.0 million at December 31, 2019 and 2018, respectively.

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

Certain of our intangible assets are spectrum licenses that provide the exclusive right to utilize designated radio frequency spectrum to provide telecommunication services. The spectrum licenses were purchased in the 24 gigahertz (“GHz”) and 28 GHz airwave auctions conducted by the Federal Communications Commission (“FCC”) in 2019. The spectrum licenses have an initial term of 10 years and are subject to renewal by the FCC. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum. Accordingly, the spectrum licenses have been classified as an indefinite-lived asset. We evaluate the useful life determination for the spectrum licenses each year to determine whether events and circumstances continue to support an indefinite useful life.

Finite-lived intangible assets arising from business combinations such as franchise rights, customer lists, trade names and internally developed technology and software are initially recorded at estimated fair value. We amortize customer lists using the sum-of-the-years-digits method over the estimated lives of the customer relationships. All other finite-lived intangible assets are amortized using a straight-line method over the estimated useful lives. See Note 5 for additional information regarding goodwill and other intangible assets.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Net Property, Plant and Equipment – Property, plant and equipment are stated at original cost, less accumulated depreciation. Property, plant and equipment consists of central office equipment, office and warehouse facilities, outside communications plant, customer premise equipment, furniture, fixtures, vehicles, machinery, other equipment and software to support the business units in the distribution of telecommunications products. The costs of additions, replacements, substantial improvements and extension of the network to the customer premise, including related contract and internal labor costs, are capitalized, while the costs of maintenance and repairs are expensed as incurred. Capitalized internal labor costs include non-cash share-based compensation and the matching contribution to the employee savings plan for those employees directly involved with construction activities. Depreciation expense amounted to $897.2 million, $1,300.9 million, and $1,229.0 million in 2019, 2018 and 2017, respectively.

Net property, plant and equipment consisted of the following as of December 31:

(Millions)	Depreciable Lives	2019	2018
Land		$24.2	$53.0
Building and improvements	3-40 years	358.5	660.7
Central office equipment	3-40 years	6,765.4	7,074.3
Outside communications plant	7-47 years	2,902.3	8,287.6
Furniture, vehicles and other equipment	1-23 years	1,863.4	1,940.8
Construction in progress		347.3	403.6
		12,261.1	18,420.0
Less accumulated depreciation		(8,640.3)	(13,499.1)
Net property, plant and equipment		$3,620.8	$4,920.9

Of the total net property, plant and equipment at December 31, 2018 listed above, approximately $1.9 billion had been legally transferred to Uniti Group, Inc. (“Uniti”) as a result of the spin-off and leaseback by Windstream Holdings. This balance includes capital improvements, including upgrades or replacements to the leased network assets, funded by us, which are accounted for as lease-hold improvements and become the property of Uniti at the time such improvements are placed in service. Such capital improvements are depreciated over the shorter of the estimated useful life of the asset or the remaining initial contractual term. For periods prior to January 1, 2019, we accounted for the spin-off transaction as a financing arrangement for financial reporting purposes due to various forms of continuing involvement. Accordingly, the net book value of the assets initially transferred to Uniti continued to be reported in our consolidated balance sheet as property, plant and equipment and depreciated. As further discussed below under “Recently Adopted Accounting Standards”, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) effective January 1, 2019. Under ASU 2016-02, the previous forms of prohibited continuing involvement no longer precluded the application of spin-leaseback accounting to the Uniti arrangement and, as a result, we prospectively changed the accounting for the Uniti arrangement from a financing to an operating lease effective January 1, 2019. As of that date, we de-recognized the remaining net book value of assets initially transferred to Uniti of $1.3 billion.

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

In accordance with the terms of certain broadband stimulus grants we received from the Rural Utilities Service (“RUS”) to fund 75 percent of the costs related to specified construction projects, the RUS retained a security interest in the assets funded by these grants for the duration of their economic life, which varies by grant for periods up to 23 years. In the event of default of terms of the agreement, the RUS could exercise the rights under its retained security interest to gain control and ownership of these assets. In addition, in the event of a proposed change in control of Windstream, the acquiring party would need to receive approval from the RUS prior to consummating the proposed transaction, for which pre-approval will not be reasonably withheld. At December 31, 2019, the net book value of assets funded by broadband stimulus grants was $38.0 million.

We capitalize interest in connection with the acquisition or construction of plant assets. Capitalized interest is included in the cost of the asset with a corresponding reduction in interest expense. Capitalized interest amounted to $6.6 million, $3.7 million and $7.0 million in 2019, 2018 and 2017, respectively.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Asset Retirement Obligations – We recognize asset retirement obligations in accordance with authoritative guidance on accounting for asset retirement obligations and conditional asset retirement obligations, which requires recognition of a liability for the fair value of an asset retirement obligation if the amount can be reasonably estimated. Our asset retirement obligations include legal obligations to remediate the asbestos in certain buildings if we exit them, to properly dispose of our chemically-treated telephone poles at the time they are removed from service and to restore certain leased properties to their previous condition upon exit from the lease. These asset retirement obligations totaled $54.2 million and $53.3 million as of December 31, 2019 and 2018, respectively, and is included in liabilities subject to compromise for 2019 and other liabilities for 2018 in the accompanying consolidated balance sheets.

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

Derivative Instruments – Derivative instruments are accounted for in accordance with authoritative guidance for recognition, measurement and disclosures about derivative instruments and hedging activities, including when a derivative or other financial instrument can be designated as a hedge. This guidance requires recognition of all derivative instruments at fair value, and accounting for the changes in fair value depends on whether the derivative has been designated as, and qualifies as, a hedge. Changes in fair value of cash flow hedges are recorded as a component of other comprehensive (loss) income in the current period. See Note 8 for additional information regarding our hedging activities and derivative instruments.

Revenue Recognition – We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of equipment to customers and contractors. These services include a variety of communication and connectivity services for our Consumer and Business customers including other carriers that use our facilities to provide services to their customers, as well as professional and integrated managed services for our large enterprises and government customers. We account for these revenues under ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which we adopted on January 1, 2018, using the modified retrospective approach. This standard and related updates clarified the principles for recognizing revenue. The standard also amended the guidance for the recognition of costs to obtain and fulfill contracts with customers. We also earn revenues that are not accounted for under Topic 606 from leasing arrangements, federal and state universal service funds and other regulatory-related sources and activities.

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

(DEBTOR-IN-POSSESSION)
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

The estimated life of our customer relationships varies by customer type. Wholesale customer lives are estimated based on the average number of months each individual circuit was active. Business customer lives are based on average contract terms. Residential customer lives are estimated based on average customer tenure.

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

See Note 10 for additional information regarding contract balances, remaining performance obligations, revenue by category and deferred contract costs.

Connect America Fund Support – In conjunction with reforming USF, the FCC established the CAF which provides incremental broadband funding to a number of unserved and underserved locations. In 2015, Windstream accepted support offers under CAF Phase II for 17 of 18 states in which we are the incumbent provider, totaling approximately $175.0 million in annual funding which will continue through 2021. Windstream is obligated to offer broadband service at speeds of 10/1 Mbps or better to approximately 400,000 eligible locations in high-cost areas in those 17 states.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Intercarrier Billing Disputes - We routinely dispute network access charges that are billed to us by other companies for access to their networks. We have accrued amounts that we believe are adequate related to ongoing billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. Due to the length of time historically required to resolve these disputes, these matters may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. While we believe the reserves recorded for billing disputes are adequate as of December 31, 2019, it is possible that we could record future adjustments to these reserves and such adjustments could be significant. There were no material adjustments to our billing dispute reserves during the years ended December 31, 2019, 2018 and 2017.

Advertising – Advertising costs are expensed as incurred. Advertising expense totaled $36.1 million, $40.6 million and $47.8 million in 2019, 2018 and 2017, respectively.

Share-Based Compensation – In accordance with authoritative guidance on share-based compensation, we measure compensation expense for all stock option and restricted stock awards at fair value on the date of the grant and recognize compensation expense over the requisite service period for awards expected to vest. We estimate the fair value of stock options using the Black-Scholes valuation model and determine the fair value of restricted stock awards based on the grant date quoted market price of Windstream Holdings’ common stock. Fair value of stock options and time-based restricted stock awards is recognized as compensation expense, net of estimated forfeitures, on a straight-line basis over the period that each award vests. For accounting purposes, performance-based awards are valued at fair value on the date on which the performance targets are set. Share-based compensation expense for performance-based awards is recognized when it is probable and estimable that the performance metrics will be achieved. Share-based compensation expense is included in cost of services and selling, general and administrative expenses in the accompanying consolidated statements of operations. See Note 12 for additional information regarding stock option, restricted stock and restricted unit activity.

Pension Benefits – We recognize changes in the fair value of plan assets and actuarial gains and losses due to actual experience differing from actuarial assumptions, as a component of net periodic benefit expense (income) in the fourth quarter in the year in which the gains and losses occur, and if applicable in any quarter in which an interim remeasurement is required. The remaining components of net periodic benefit expense (income), primarily benefits earned, interest cost and expected return on plan assets, are recognized ratably on a quarterly basis. See Note 11 for additional information regarding actuarial assumptions, net periodic benefit expense (income), projected benefit obligation, plans assets, future contributions and payments.

Operating Leases – Prior to adoption of ASU 2016-02 on January 1, 2019, as further discussed under “Recently Adopted Accounting Standards”, certain of our operating lease agreements included scheduled rent escalations during the initial lease term and/or during succeeding optional renewal periods. We accounted for these operating leases in accordance with authoritative guidance for operating leases with non-level rent payments. Accordingly, the scheduled increases in rent expense were recognized on a straight-line basis over the initial lease term and those renewal periods that were reasonably assured. The difference between rent expense and rent paid was recorded as deferred rent and was included in other liabilities in the accompanying consolidated balance sheets.

Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the lease term, including renewal option periods that are reasonably assured.

Asset Disposal – In December 2018, we entered into an agreement to sell certain fiber assets in Minnesota to Arvig Enterprises Inc. for cash proceeds of $45.8 million and concurrently entered into a 20-year IRU agreement to continue to use a portion of the sold fiber assets at no cost. At that time, we accounted for the transaction as a financing due to our continuing involvement in the fiber assets. Upon adoption of the new leasing standard, we reassessed our accounting treatment for this transaction. For additional information, see “Recently Adopted Accounting Standards, Leases” section of this note.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

Income Taxes – We account for income taxes in accordance with guidance on accounting for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. We account for uncertain tax positions in accordance with authoritative guidance which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our evaluations of tax positions consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in process audit activities and changes in facts or circumstances related to a tax position. We also accrue for potential interest and penalties related to unrecognized tax benefits in income tax (expense) benefit.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows for the years ended December 31:

(Millions, except per share amounts)	2019	2018	2017
Basic and diluted loss per share:
Numerator:
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)
Income allocable to participating securities	—	—	(1.3)
Net loss attributable to common shares	$(3,157.8)	$(723.0)	$(2,117.9)
Denominator:
Basic and diluted shares outstanding
Weighted average shares outstanding	42.6	40.8	34.5
Weighted average participating securities	—	—	(0.7)
Weighted average basic and diluted shares outstanding	42.6	40.8	33.8
Basic and diluted loss per share:
Net loss	($74.06)	($17.72)	($62.66)

We have excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses. We had 0.5 million restricted stock units and 0.8 million stock options outstanding as of December 31, 2019, compared to 0.4 million restricted stock units and 1.0 million stock options outstanding at December 31, 2018. We had 0.8 million restricted stock units and less than 0.1 million stock options outstanding as of December 31, 2017.

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

(DEBTOR-IN-POSSESSION)
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

We also recorded a cumulative effect adjustment of approximately $3.0 billion decreasing our accumulated deficit due to reassessing the accounting treatment of our arrangement with Uniti and certain of its subsidiaries. The transaction with Uniti had been accounted for as a failed spin-leaseback financing arrangement for financial reporting purposes due to prohibited continuing involvement. Under ASU 2016-02, the previous forms of prohibited continuing involvement no longer preclude the application of spin-leaseback accounting to the contractual arrangement. As a result, we de-recognized the remaining net book value of assets initially transferred to Uniti of approximately $1.3 billion, recognized a right-of-use asset of approximately $3.9 billion equaling the adjusted Uniti liability, which decreased by $0.7 billion and recorded a deferred tax liability of approximately $0.3 billion in accordance with the standard’s transition guidance as this arrangement is now accounted for as an operating lease.

We reassessed our accounting treatment for the December 2018 sale of certain fiber assets in Minnesota to Arvig Enterprises, Inc. accounted for as a financing transaction due to our continuing involvement. ASU 2016-02 no longer precluded partial sale recognition. As a result, we de-recognized $7.5 million of net book value for the portion of the fiber assets Windstream no longer controls and the related $41.5 million financing lease obligation. The difference between these amounts was recorded as an adjustment to our accumulated deficit. The remaining obligation of $4.3 million is included in other liabilities.

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

Due in part to recording the $3.0 billion cumulative effect adjustment to equity presented above and the resulting increase in the carrying value of our reporting units, we recorded a pre-tax goodwill impairment charge of $2.3 billion in the first quarter of 2019. See Note 5 for additional information pertaining to the goodwill impairment charge.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

2. Summary of Significant Accounting Policies and Changes, Continued:

The impact of adoption of ASU 2016-02 on our 2019 consolidated statements of operations was as follows:

	Year Ended December 31, 2019
(Millions)	Under ASC 840	Effect of Adoption of ASU 2016-02	As reported
Costs and expenses
Cost of services	$2,666.1	$675.2	$3,341.3
Depreciation and amortization	$1,366.4	$(298.2)	$1,068.2
Interest expense	$778.8	$(446.9)	$331.9
Income tax benefit (expense)	$337.6	$(17.6)	$320.0
Net (loss) income	$(3,210.1)	$52.3	$(3,157.8)

As presented in the table above, the increase in cost of services was due to the recognition of annual straight-line expense attributable to the contractual arrangement with Uniti. The decrease in depreciation expense resulted from de-recognizing the remaining net book value of network assets transferred to Uniti and the decrease in interest expense was due to no longer accounting for the contractual arrangement with Uniti as a failed spin-leaseback financing arrangement.

As a result of the change in accounting for our arrangement with Uniti from a financing to an operating lease, our consolidated statement of cash flows for the year ended December 31, 2019 reflected a decrease in operating cash flows of $212.0 million attributable to no longer classifying a portion of the cash rental payments made to Uniti as a financing outflow as was the case for periods prior to the adoption of ASU 2016-02 as well as a reduction in reported cash paid for interest of $446.9 million.

See Note 7 for additional disclosures about the nature of our leases, including significant terms and conditions, total lease costs, maturity of lease liabilities and receivables reconciled to the consolidated balance sheet, weighted-average remaining lease term, weighted-average discount rate, cash paid for amounts and significant rights and obligations under leases that have not commenced.

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

3. Chapter 11 Filing and Other Related Matters:

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Chapter 11 Filing and Other Related Matters, Continued:
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

In connection with the Chapter 11 Cases, the Debtors analyzed the arrangement with Uniti, and on July 25, 2019, the Debtors filed a complaint in the Bankruptcy Court seeking, among other things, to recharacterize the Uniti arrangement from a lease to a financing. The complaint contained additional claims that certain transfers from Windstream to Uniti were fraudulent transfers under the applicable Bankruptcy Code provisions, and finally, that Uniti was in breach of the arrangement by engaging in competitive behavior in violation of certain provisions in the arrangement. After engaging in a seven months-long mediation process with Uniti and its creditors regarding the litigation, that was overseen by the Honorable Judge Shelly C. Chapman, on March 2, 2020, Windstream announced an agreement in principle with Uniti to settle any and all claims and causes that were or could have been asserted against Uniti by Windstream, including seeking the recharacterization of the lease to a financing. Among the terms of the settlement, Uniti agreed to fund up to $1.75 billion in capital improvements to the network; pay Windstream $400 million payable in quarterly cash installments over five years, at an annual interest rate of 9.0 percent, which amount may be fully paid after one year, resulting in total cash payments ranging from $432 - $490 million; and purchase, for $40 million, certain Windstream-owned fiber assets, including certain fiber indefeasible rights of use (“IRU”) contracts with Windstream transferring to Uniti certain dark fiber IRU contracts. Uniti will also transfer to Windstream $244.5 million of proceeds from, and conditioned upon, the sale of Uniti’s common stock to certain first lien creditors of Windstream Services. Annual rental payments will be equal to the annual rent due under the existing master lease agreement. On the one-year anniversary of any growth capital improvements funded by Uniti, the annual base rent payable by Windstream will increase by an amount equal to 8.0 percent of such investment, subject to a 0.5 percent annual escalator.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Chapter 11 Filing and Other Related Matters, Continued:
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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Chapter 11 Filing and Other Related Matters, Continued:

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

Liabilities Subject to Compromise

Due to the filing of the Chapter 11 Cases on February 25, 2019, the classification of pre-petition indebtedness is generally subject to compromise pursuant to a plan of reorganization, as further described in Note 1. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims.

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

As further discussed in Note 6, “Debt,” our debtor-in-possession facilities have priority over all the other debt obligations of Windstream Services and its subsidiaries. Both the March 2020 PSA and the Plan indicated that all debt obligations of Windstream Services and its subsidiaries were impaired, except for the debtor-in-possession facilities. Based on the expected treatment of the creditor classes included in the PSA and the Plan, which the Debtors believe to be the most relevant factor in determining the appropriate classification of its debt obligations as of the balance sheet date, debt obligations under the senior secured credit facility, senior first lien notes and bonds issued by Windstream Holdings of the Midwest, Inc. (“Midwest Bonds”) were classified as liabilities subject to compromise during the second quarter of 2019. All unamortized debt issuance costs and original net discount related to these debt obligations were written-off and charged to reorganization items, net during second quarter of 2019. The senior secured second lien notes and unsecured senior notes, which were undercollateralized as of the Petition Date, had been classified as liabilities subject to compromise in the first quarter of 2019. Accordingly, all debt obligations, except for the debtor-in-possession facilities, have been classified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Chapter 11 Filing and Other Related Matters, Continued:
As also discussed in Note 6, “Debt,” adequate protection payment was granted by the Bankruptcy Court to holders of debt obligations under Windstream Services’ senior secured credit facility and to holders of the senior first lien notes and Midwest Bonds. The Debtors have concluded that such payments do not represent the reduction of principal because the allowed claim for the associated secured debt included in the Disclosure Statement agreed to the outstanding principal balance as of June 30, 2019 and the Bankruptcy Court has not taken any action to date to recharacterize the adequate protection payments as principal reduction. Accordingly, all such adequate protection payments remitted subsequent to the  filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations. The Disclosure Statement is subject to amendment and, accordingly, there can be no assurance that the treatment of the adequate protection payments will not change.

Liabilities subject to compromise at December 31, 2019 consisted of the following:

(Millions)
Accounts payable	$335.7
Advance payments	6.6
Accrued taxes	24.5
Other current liabilities	97.1
Deferred taxes	72.6
Operating lease liabilities	4,040.7
Pension and other employee benefit plan obligations	314.0
Other liabilities	200.7
Accounts payable, accrued and other liabilities	5,091.9
Debt subject to compromise	5,599.3
Accrued interest on debt subject to compromise	28.9
Long-term debt and accrued interest	5,628.2
Total liabilities subject to compromise	$10,720.1

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

3. Chapter 11 Filing and Other Related Matters, Continued:
Reorganization Items

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Reorganization items incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statement of operations for the year ended December 31, 2019 were as follows:

(Millions)
Write-off of deferred long-term debt issuance costs	$54.8
Write-off of original issue net discount on debt subject to compromise	27.1
Debtor-in-possession financing costs	43.4
Professional fees and other bankruptcy related costs	139.2
Provision for estimated damages on rejected executory contracts	29.3
Gain on write-off of net lease liabilities for rejected leases	(17.7)
Gain on vendor settlements of liabilities subject to compromise	(15.5)
Reorganization items, net	$260.6

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

4. Acquisitions:

Completed in 2018

American Telephone Company

On August 31, 2018, Windstream Holdings completed its acquisition of American Telephone Company, LLC (“ATC”), a reseller of a broad range of voice and data communications services to businesses mainly headquartered in the greater New York metropolitan area, for cash consideration of approximately $10.0 million, net of cash acquired. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the aggregate purchase price over the fair value of the tangible net assets acquired was assigned to customer list of $7.0 million and goodwill of $3.6 million. All of the goodwill recorded in this acquisition is deductible for income tax purposes. The results of ATC’s operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.

MASS Communications

On March 27, 2018, Windstream Holdings acquired MASS Communications (“MASS”), a privately held telecommunications network management company focused on providing custom engineered voice, data and networking solutions to small and mid-sized global enterprises in the financial, legal, healthcare, technology, education and government sectors for cash consideration of approximately $37.1 million, net of cash acquired, and included $2.5 million of expected earn-out payments which were subsequently paid to the sellers. The acquisition was accounted for using the acquisition method and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. In allocating the purchase price, we recorded approximately $1.3 million of tangible assets, consisting primarily of accounts receivable, $10.0 million associated with a customer list intangible asset, $4.2 million of trade accounts payable and other current liabilities, $1.5 million of deferred income tax liabilities, and $31.5 million of goodwill. Goodwill associated with this acquisition was primarily attributable to the MASS workforce and expected synergies. None of the goodwill recorded in this acquisition was deductible for income tax purposes. The results of MASS’ operations were not material to our consolidated results of operations, and accordingly, no pro forma financial information has been presented.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Acquisitions, Continued:

Completed in 2017

Broadview Network Holdings, Inc.

On July 28, 2017, Windstream Holdings completed its merger with Broadview Networks Holdings, Inc. (“Broadview”), pursuant to the terms of the Agreement and Plan of Merger (the “Broadview Merger Agreement”) dated April 12, 2017, whereby Broadview merged into Beethoven Merger Subsidiary, Inc., with Broadview surviving as an indirect wholly owned subsidiary of Windstream Holdings, and changing its name to Windstream BV Holdings, Inc. Broadview was a leading provider of cloud-based unified communications solutions to small and medium-sized businesses and offered a broad suite of cloud-based services. Upon completion of the merger, Windstream added approximately 20,000 small and medium-sized business customers and approximately 3,000 incremental route fiber miles. Pursuant to the terms of the Broadview Merger Agreement, each share of Broadview’s common stock, par value $.01 per share that was issued and outstanding immediately prior to the effective time of the merger was automatically converted into the right to receive cash consideration of $6.98 per share. In completing the merger, Windstream Services paid $69.8 million in cash to Broadview shareholders and assumed $160.2 million of Broadview’s short-term debt obligations, which Windstream Services subsequently repaid using amounts available under its senior secured revolving credit facility. The transaction was valued at approximately $230.0 million. The acquisition was accounted for using the acquisition method and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

Goodwill of $120.6 million recognized in this acquisition was primarily attributable to the Broadview workforce and expected synergies. As a result of past acquisitions completed by Broadview, approximately $10.8 million of goodwill recorded in the merger was expected to be deductible for income tax purposes.

The results of Broadview’s operations are included in our consolidated results of operations beginning on July 28, 2017. For the year ended December 31, 2017, our consolidated results of operations included revenues and sales of $119.9 million and operating income of $6.0 million attributable to Broadview. We incurred merger and integration expenses during 2019, 2018 and 2017 related to the completion of this acquisition (see Note 13). Pro forma financial information for Broadview has not been presented because the effects of this acquisition were not material to our consolidated results of operations.

EarthLink Holdings Corp.

On February 27, 2017, Windstream Holdings completed its merger with EarthLink Holdings Corp. (“EarthLink”), pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”) dated November 5, 2016, whereby EarthLink merged into Europa Merger Sub, Inc., an wholly-owned subsidiary of Windstream Services, LLC, and survived, and immediately following, merged with Europa Merger Sub, LLC, a wholly-owned subsidiary of Windstream Services, LLC, with Merger Sub surviving and changing its name to EarthLink Holdings, LLC (the “Merger”). EarthLink Holdings, LLC is a direct, wholly-owned subsidiary of Windstream Services and provides data, voice and managed network services to retail and wholesale business customers and nationwide Internet access and related value-added services to residential customers. In the Merger, we added approximately 700,000 customers and approximately 16,000 incremental route fiber miles.

Pursuant to the terms of the Merger Agreement, each share of EarthLink common stock was exchanged, on a post-reverse stock split basis, for 0.164 of Windstream Holdings common stock. No fractional shares were issued in the Merger, with a cash payment being made in lieu of fractional shares. Employee restricted stock units issued by EarthLink that were outstanding as of the merger date were exchanged for an equivalent number of Windstream Holdings restricted stock units based on the same exchange ratio of EarthLink common stock to Windstream Holdings common stock. The replacement restricted stock units remain subject to the vesting and other terms and conditions prescribed by the EarthLink equity plans that were assumed by us in the Merger. In the aggregate, on a post-reverse stock split basis, Windstream Holdings issued 17.6 million shares of its common stock and 1.0 million of replacement equity awards. Windstream also assumed $435.3 million aggregate principal amount of EarthLink’s long-term debt, which was refinanced, as further discussed in Note 6. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes and was valued at approximately $1.1 billion. The acquisition was accounted for using the acquisition method and accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

4. Acquisitions, Continued:

Goodwill of $348.3 million recognized in the Merger was primarily attributable to the EarthLink workforce and expected synergies. As a result of past acquisitions completed by EarthLink, approximately $54.8 million of goodwill recorded in the Merger was deductible for income tax purposes.

The results of EarthLink’s operations are included in our consolidated results of operations beginning on February 27, 2017. For the year ended December 31, 2017, our consolidated results of operations include revenues and sales of $751.1 million and operating loss of $61.0 million attributable to EarthLink. We incurred $6.8 million, $15.5 million and $104.1 million of merger and integration expenses during the year ended December 31, 2019, 2018 and 2017, respectively, related to the completion of the Merger (see Note 13).

The following unaudited pro forma consolidated results of operations of Windstream for the year ended December 31, 2017 assume that the Merger occurred as of January 1, 2016:

(Millions)
Revenues and sales	$6,002.4
Operating loss	$(1,559.2)
Net loss	$(2,098.3)
Loss per share	($57.27)

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

As previously discussed in Note 2, effective January 1, 2019, we adopted the new leasing standard and changed the accounting treatment for our arrangement with Uniti from a financing to an operating lease, the effects of which resulted in a cumulative effect adjustment to equity of approximately $3.0 billion and a corresponding increase in the carrying values of our reporting units as of that date. As further discussed in Note 2, on February 25, 2019, we filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Based on these developments, we performed a quantitative goodwill impairment test during the first quarter of 2019 and compared the fair value to the carrying value for each of our three reporting units, consisting of Consumer & Small Business, Enterprise and Wholesale.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Goodwill and Other Intangible Assets, Continued:

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

As further described in Note 18, effective April 1, 2019, we implemented a new business unit organizational structure resulting in a change in our reportable operating segments and reporting units and reallocated the remaining goodwill of the former Wholesale reporting unit on a relative fair value to our new Kinetic, Enterprise and Wholesale reporting units. We also confirmed, immediately before the reorganization and reallocation of goodwill, that no further impairment existed in the former Wholesale reporting unit. We performed a quantitative goodwill impairment test as of April 1, 2019, which compared for each reporting unit its fair value to its carrying value. We estimated the fair value of our new reporting units using an income approach based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete projection period of five years. We discounted the estimated cash flows for each of the reporting units using a rate that represents a market participant’s weighted average cost of capital commensurate with the reporting unit’s underlying business operations.

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

As of November 1, 2019, we performed a qualitative assessment of the remaining goodwill balance related to our Wholesale reporting unit and determined that it was more likely than not that the fair value of the Company’s Wholesale reporting unit was at least equal to its carrying value.

We performed a quantitative goodwill impairment test as of our annual measurement date of November 1, 2018. As of that date, we had four reporting units consisting of Consumer & Small Business, Enterprise, Wholesale and Consumer CLEC, which is consistent with how we defined our four reportable operating segments. We estimated the fair value of our Consumer & Small Business, Enterprise and Wholesale reporting units using an income approach based on the present value of the projected cash flows and a terminal value for each reporting unit. For the Consumer CLEC reporting unit, we estimated fair value based on the gross cash proceeds received from the subsequent sale of these operations due to the close proximity of the sale date of December 31, 2018 to our assessment date of November 1, 2018. Based on the results of our quantitative analysis, we determined that no goodwill impairment existed as of November 1, 2018.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Goodwill and Other Intangible Assets, Continued:

Goodwill assigned to our operating segments and changes in the carrying amount of goodwill by reportable segment were as follows:

(Millions)	Kinetic	Consumer & Small Business	Enterprise	Wholesale	Consumer CLEC	Total
Balance at December 31, 2017:
Goodwill	$—	$2,321.2	$961.8	$1,297.1	$103.1	$4,683.2
Accumulated impairment loss	—	(1,417.8)	—	(423.0)	—	(1,840.8)
Balance at December 31, 2017, net	—	903.4	961.8	874.1	103.1	2,842.4
Changes during the period:
Broadview measurement period	—	—	(0.7)	—	—	(0.7)
MASS acquisition	—	—	31.5	—	—	31.5
ATC acquisition	—	—	3.6	—	—	3.6
Disposition of consumer CLEC business	—	—	—	—	(103.1)	(103.1)
Balance at December 31, 2018:
Goodwill	—	2,321.2	996.2	1,297.1	—	4,614.5
Accumulated impairment loss	—	(1,417.8)	—	(423.0)	—	(1,840.8)
Balance at December 31, 2018, net	—	903.4	996.2	874.1	—	2,773.7
Changes during the period:
Reallocation adjustment	254.3	—	119.0	(373.3)	—	—
Goodwill impairment	(254.3)	(903.4)	(1,115.2)	(439.4)	—	(2,712.3)
Balance at December 31, 2019:
Goodwill	254.3	2,321.2	1,115.2	923.8	—	4,614.5
Accumulated impairment loss	(254.3)	(2,321.2)	(1,115.2)	(862.4)	—	(4,553.1)
Balance at December 31, 2019, net	$—	$—	$—	$61.4	$—	$61.4

Indefinite-lived intangible assets were as follows:

(Millions)	December 31, 2019	December 31, 2018
FCC Spectrum licenses	$26.6	$—

Other intangible assets subject to amortization were as follows at December 31:

	2019			2018
(Millions)	Gross Cost	Accumulated Amortization	Net Carrying Value	Gross Cost	Accumulated Amortization	Net Carrying Value
Franchise rights	$1,285.1	$(457.4)	$827.7	$1,285.1	$(414.6)	$870.5
Customer lists	1,758.5	(1,568.6)	189.9	1,758.5	(1,450.4)	308.1
Cable franchise rights	11.6	(7.8)	3.8	17.3	(10.3)	7.0
Trade names	21.0	(5.9)	15.1	21.0	(3.9)	17.1
Developed technology and software	18.0	(12.4)	5.6	18.0	(7.7)	10.3
Patents	10.6	(10.6)	—	10.6	(10.5)	0.1
Balance	$3,104.8	$(2,062.7)	$1,042.1	$3,110.5	$(1,897.4)	$1,213.1

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

5. Goodwill and Other Intangible Assets, Continued:

Intangible asset amortization methodology and useful lives were as follows as of December 31, 2019:

Intangible Assets	Amortization Methodology	Estimated Useful Life
Franchise rights	straight-line	30 years
Customer lists	sum of years digits	5.5 - 15 years
Cable franchise rights	straight-line	15 years
Trade names	straight-line	1 - 10 years
Developed technology and software	straight-line	3 - 5 years
Patents	straight-line	3 years

Amortization expense for intangible assets subject to amortization was $171.0 million, $225.8 million and $241.0 million in 2019, 2018 and 2017, respectively. Amortization expense for intangible assets subject to amortization was estimated to be as follows for each of the years ended December 31:

Year	(Millions)
2020	$133.5
2021	100.8
2022	71.0
2023	58.6
2024	53.5
Thereafter	624.7
Total	$1,042.1

No other long-lived assets including our other intangible assets were impaired as a result of the adoption of the new leasing standard, filing of the Chapter 11 Cases, or change in operating segments.

6. Debt:

Windstream Holdings has no debt obligations. All debt, including the senior secured credit facility described below, have been incurred by Windstream Services and its subsidiaries. Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt.

Event of Default and Chapter 11 Cases – As further discussed in Notes 3 and 17, on February 15, 2019, Judge Furman found that Windstream Services had defaulted under the indenture governing the August 2023 Notes, which resulted in the acceleration of the August 2023 Notes and a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving line of credit obligations, as well as the remaining obligations under the contractual arrangement with Uniti. In addition, the acceleration of the August 2023 Notes resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes. As a result, all long-term debt and remaining obligations under the contractual arrangement with Uniti were classified as current liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Cases also constituted an event of default under our debt agreements. Due to the Chapter 11 Cases, however, our creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to orders entered by the Bankruptcy Court after the second day motion hearing, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

Debt was as follows at December 31:

(Millions)	2019	2018
Issued by Windstream Services:
Superpriority debtor-in-possession term loan facility	$500.0	$—
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a)	1,180.5	1,180.5
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024	568.4	568.4
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020 (b)	802.0	1,017.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (c) (f)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (d) (f) (h)	414.9	414.9
Senior Second Lien Notes – 9.000%, due June 30, 2025 (d) (f) (h)	802.0	802.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (f) (h)	78.1	78.1
2021 Notes – 7.750%, due October 1, 2021 (f) (h)	70.1	70.1
2022 Notes – 7.500%, due June 1, 2022 (f) (h)	36.2	36.2
2023 Notes – 7.500%, due April 1, 2023 (f) (h)	34.4	34.4
2023 Notes – 6.375%, due August 1, 2023 (f) (h)	806.9	806.9
2024 Notes – 8.750%, due December 15, 2024 (f) (h)	105.8	105.8
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (e)	100.0	100.0
Net discount on long-term debt (g)	—	(28.6)
Unamortized debt issuance costs (g)	—	(57.6)
Debt prior to reclassification to liabilities subject to compromise	6,099.3	5,728.1
Less current portion	(500.0)	(5,728.1)
Less amounts reclassified to liabilities subject to compromise	(5,599.3)	—
Total long-term debt	$—	$—
Weighted average interest rate	8.4%	7.1%

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

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

Debtor-in-Possession Credit Facility – On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1.0 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1.0 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500.0 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein. As of December 31, 2019, $500.0 million was outstanding under the Term Loan Facility and no amounts were outstanding under the Revolving Facility. Considering letters of credit of $28.5 million and $55.1 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $416.4 million as of December 31, 2019.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

The foregoing description of the DIP Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the DIP Credit Agreement.

Senior Secured Credit Facility – Prior to the filing of the Chapter 11 Cases, the amended credit facility provided Windstream Services the ability to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions.

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

The incremental Tranche B6 term loan matures on March 29, 2021. Interest on loans under Tranche B6 were equal to LIBOR plus a margin of 4.0 percent per annum, with LIBOR subject to a 0.75 percent floor. The Tranche B6 term loans were subject to quarterly amortization in an aggregate amount of approximately 0.25 percent of the initial principal amount of the loans, with the remaining balance payable at maturity.

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

During 2018, Windstream Services borrowed $816.0 million under the revolving line of credit and through the completion of a debt-for-debt exchange and repayments retired $574.0 million of these borrowings. Borrowings under the revolving line of credit included $150.0 million for the one-time mandatory redemption payment applicable to the 2024 Notes paid on February 26, 2018.

During 2017, Windstream Services borrowed $1,196.0 million under the revolving line of credit and through the completion of a debt-for-debt exchange and repayments retired $896.0 million of these borrowings in 2017. Borrowings under the revolving line of credit included $160.0 million to repay amounts outstanding under Broadview’s revolving credit facility and to redeem Broadview’s 2017 Notes.

The variable interest rate on the revolving line of credit ranged from 4.38 percent to 8.50 percent, and the weighted average rate on amounts outstanding was 7.65 percent during 2019, as compared to variable interest rates during 2018 which ranged from 3.40 percent to 6.50 percent with a weighted average rate on amounts outstanding of 4.02 percent.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

Following the filing of the Chapter 11 Cases, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were converted from LIBOR to the alternate base rate, the effects of which increased interest rates 2.00 percent for borrowings under the senior secured credit facility. The Bankruptcy Court also approved an additional 2.00 percent default rate applicable to borrowings under the senior secured credit facility. As of December 31, 2019, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were 8.50 percent, 10.50 percent and 9.75 percent, respectively. All payments to holders of debt obligations under the senior secured credit facility, senior first lien notes and Midwest Bonds remitted subsequent to the filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

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

Pursuant to exchanges offers for its 2021 and 2022 Notes, in December 2017, Windstream Services issued $834.3 million in aggregate principal amount of 8.750 percent senior notes due December 15, 2024 (“2024 Notes”) for exchange of $539.2 million aggregate principal amount of 2021 Notes and $232.1 million aggregate principal amount of 2022 Notes. The 2024 notes were issued at par and were co-issued by Windstream Finance and are guaranteed by each of our domestic subsidiaries that guarantees debt under Windstream Services’ senior secured credit facility. The 2024 Notes require a one-time mandatory redemption payment of $150.0 million payable on February 26, 2018. Additionally, as part of the 2024 Notes, Windstream Services agreed to certain provisions that prohibits its ability to issue restricted payments to its parent company, Windstream Holdings, if Windstream Services’ consolidated leverage ratio, as defined in the 2024 Notes, exceeds 3.50 to 1.0, except for purposes of allowing restricted payments to Windstream Holdings for the purposes of making payments under the contractual arrangement with Uniti and to pay certain administrative expenses. The provisions indirectly impacts, and could limit, Windstream Holdings’ future issuance of dividends to holders of its common stock and its engagement in stock repurchase programs.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

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

Other Debt Obligations Repaid in 2017

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

On the date of closing of the merger with EarthLink, Windstream Services amended its existing senior secured credit agreement to provide for the issuance of an aggregate principal amount of $450.0 million in incremental borrowings under Tranche B6, the proceeds of which were used to repay amounts outstanding under EarthLink’s credit facility and to redeem EarthLink’s outstanding 8.875 percent Senior Notes due 2019 (“EarthLink 2019 Notes”) and 7.375 percent Senior Secured Notes due 2020 (“EarthLink 2020 Notes”). The repayment of the EarthLink 2019 and 2020 Notes were accounted for under the extinguishment method of accounting.

Net Gain (Loss) on Early Extinguishment of Debt

The net gain (loss) on early extinguishment of debt was comprised of the following:

(Millions)	Discount (Premium) on early redemption	Third-party fees for early redemption	Unamortized (discount) premium on original issuance, net	Unamortized debt issuance costs on original issuance	Net gain (loss) on early extinguishment of debt
Year ended December 31, 2018:
Exchanges of 2021, 2022, April 2023, August 2023 and 2024 Notes	$226.0	$—	$(22.9)	$(12.8)	$190.3
Total	$226.0	$—	$(22.9)	$(12.8)	$190.3
Year ended December 31, 2017:
Senior secured credit facility	$—	$—	$(1.8)	$(2.3)	$(4.1)
Broadview 2017 Notes	—	—	0.2	—	0.2
EarthLink 2019 and 2020 Notes	(18.3)	—	16.3	—	(2.0)
Partial repurchase of 2020 Notes	5.3	—	0.1	(0.4)	5.0
Exchanges of 2020, 2021, 2022, and April 2023 Notes	(49.9)	(2.0)	2.2	(5.8)	(55.5)
Total	$(62.9)	$(2.0)	$17.0	$(8.5)	$(56.4)

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

6. Debt, Continued:

Interest Expense
Interest expense was as follows for the years ended December 31:

(Millions)	2019	2018	2017
Interest expense - long-term debt	$338.7	$429.0	$376.1
Interest expense - long-term lease obligations:
Telecommunications network assets	—	467.0	484.9
Real estate contributed to pension plan	6.2	6.2	6.2
Impact of interest rate swaps	(12.2)	(3.5)	10.1
Interest on capital leases and other	5.8	6.3	5.1
Less capitalized interest expense	(6.6)	(3.7)	(7.0)
Total interest expense	$331.9	$901.3	$875.4

7. Leases

As previously discussed in Note 2, we adopted ASU 2016-02 effective January 1, 2019 using the modified retrospective transition method. We lease network assets and equipment, real estate, office space and office equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term. We have lease agreements with lease and nonlease components, which are generally accounted for separately. For certain agreements in which we lease space for data storage and communications equipment within data centers, central offices of other interexchange carriers and alternative access providers, we account for the lease and nonlease components as a single lease component when the timing and pattern of transfer of the lease and nonlease components are identical, and the lease classification would have been an operating lease absent the combination.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Leases, Continued:

Leaseback of Telecommunication Network Assets - Under our contractual arrangement with Uniti, Windstream Holdings has the exclusive right to use certain telecommunications network assets, including fiber and copper networks, for an initial term of 15 years ending in April 2030, with up to four, five-year renewal options. The contractual arrangement with Uniti provides for a current annual payment of $659.0 million paid in equal monthly installments in advance with an annual escalator of 0.5 percent. Future payments due under the contractual arrangement reset to fair market rates upon Windstream Holdings’ execution of the renewal options. The remaining term of the contractual arrangement is 10.3 years with a discount rate of 13.9 percent.

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

Leaseback of Real Estate Contributed to Pension Plan - We lease certain real property contributed to the Windstream Pension Plan. The lease agreements provide for the continued use of the properties by our operating subsidiaries and include initial lease terms of 10 years for certain properties and 20 years for the remaining properties at an aggregate annual rent of approximately $6.0 million. The lease agreements provide for annual rent increases ranging from 2.0 percent to 3.0 percent over the initial lease term and may be renewed for up to three additional five-year terms. The properties are managed on behalf of the Windstream Pension Plan by an independent fiduciary. Due to Windstream Services’ ability to repurchase the property by ceasing all but de minimis operations at the location, control of the property has not transferred and the transaction continues to be accounted for as a financing obligation. Accordingly, the properties continue to be reported as assets of Windstream and depreciated over their remaining useful lives until termination of the lease agreement. The long-term lease obligation, initially equal to the fair value of the properties at the date of contribution, of $72.0 million as of December 31, 2019 is presented in liabilities subject to compromise. As a result of using the effective interest rate method, when lease payments are made to the Windstream Pension Plan, a portion of the payment is charged to interest expense and the remaining portion is recorded as an accretion to the long-term lease obligation.

Components of lease expense were as follows for the year ended December 31, 2019:

(Millions)	Classification
Operating lease costs (a)	Cost of services, Selling, general and administrative	$803.2
Finance lease costs
Amortization of right-of-use assets	Depreciation and amortization	44.4
Interest on lease liabilities	Interest expense	4.1
Net lease expense		$851.7

(a)	Includes short-term leases and variable lease costs which are not material.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Leases, Continued:

Supplemental balance sheet information related to leases was as follows:

(Millions)	December 31, 2019
Operating Leases
Operating lease right-of-use assets	$4,018.0
Current portion of operating lease obligations	3,791.2
Operating lease liabilities	251.6
Operating lease liabilities prior to reclassification to liabilities subject to compromise	4,042.8
Less amounts reclassified to liabilities subject to compromise	(4,040.7)
Total operating lease liabilities	$2.1
Finance Leases
Property, plant and equipment, gross	$257.2
Accumulated depreciation	(191.6)
Net property, plant and equipment	65.6
Other current liabilities	23.3
Other liabilities	25.6
Finance lease liabilities prior to reclassification to liabilities subject to compromise	48.9
Less amounts reclassified to liabilities subject to compromise	(45.0)
Total finance lease liabilities	$3.9
Weighted Average Remaining Lease Term
Operating leases	10.0 years
Finance leases	4.1 years
Leaseback of real estate contributed to pension plan	10.8 years
Weighted Average Discount Rate
Operating leases	13.9%
Finance leases	6.6%
Leaseback of real estate contributed to pension plan	8.6%

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019:

(Millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$787.4
Operating cash outflows from finance leases	$4.3
Financing cash outflows from finance leases	$49.3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$6.5
Finance leases	$11.5

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Leases, Continued:

As of December 31, 2019, future minimum lease payments under non-cancellable leases were as follows:

(Millions)	Operating Leases (a)	Leaseback of Real Estate Contributed to Pension Plan (a)	Financing Leases (a)
2020	$789.6	$6.7	$25.2
2021	759.7	6.9	10.4
2022	742.8	7.1	5.7
2023	728.4	7.3	5.6
2024	714.5	6.2	3.6
Thereafter	3,795.7	48.8	10.7
Total future minimum lease payments	7,530.7	83.0	61.2
Less: Amounts representing interest	3,487.9	61.9	12.3
Add: Residual value	—	50.9	—
Present value of lease liabilities	$4,042.8	$72.0	$48.9

Future minimum lease payments as of December 31, 2018, as disclosed in our 2018 Form 10-K under ASC 840, were as follows:

(Millions)	Operating Leases (a)	Leaseback of Telecommunications Network Assets	Leaseback of Real Estate Contributed to Pension Plan (a)	Capital Leases (a)
2019	$159.0	$658.9	$6.5	$54.5
2020	108.8	662.2	6.7	25.8
2021	87.3	665.6	6.9	8.6
2022	66.3	668.9	7.1	4.3
2023	51.2	672.2	7.3	4.2
Thereafter	182.6	4,323.1	55.0	5.1
Total future minimum lease payments	$655.2	$7,650.9	$89.5	102.5
Less: Amounts representing interest				8.4
Present value of lease liabilities				$94.1

(a)Includes options to extend lease terms that are reasonably certain of being exercised.

Rental expense under ASC 840 totaled $162.0 million and $161.6 million in 2018 and 2017, respectively.

As of December 31, 2019, there are no material operating or finance leases that have not yet commenced.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

7. Leases, Continued:

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

Operating lease income was $255.8 million for the year ended December 31, 2019 and is included in revenues in our consolidated statement of operations.

Future lease maturities under non-cancellable leases were as follows for the years ended December 31:

(Millions)
2020	$60.5
2021	44.5
2022	24.5
2023	10.1
2024	4.4
Thereafter	0.4
Total future lease receipts	$144.4

8. Derivatives:

Prior to the filing of the Chapter 11 Cases, Windstream Services was party to six pay fixed, receive variable interest rate swap agreements. Windstream Services had designated each of the swaps as cash flow hedges of the interest rate risk inherent in borrowings outstanding under its senior secured credit facility due to changes in the LIBOR benchmark interest rate. All of the swaps hedged the probable variable cash flows which extended up to one year beyond the maturity of certain components of Windstream Services’ variable rate debt. Windstream Services expected to extend or otherwise replace those components of its debt with variable rate debt.

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

Due to previous refinancing transactions, Windstream Services de-designated certain interest rate swaps and froze the accumulated net gains and losses in accumulated other comprehensive income related to those swaps. The frozen balance is amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

Prior to the filing of the Chapter 11 Cases, all derivative instruments were recognized at fair value as either assets or liabilities, depending on the rights or obligations under the related contracts.

The agreements with each of the derivative counterparties contained cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and may be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value, including accrued interest and excluding the credit valuation adjustment to measure non-performance risk. Due to the adverse court ruling, subsequent filing of the Chapter 11 Cases and cross-default provisions contained within the interest rate swap agreements, the interest rate swaps were classified as current assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2018.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Derivatives, Continued:

Following the adverse court ruling, each of the bank counterparties exercised their rights to terminate the interest rate swap agreements. Accordingly, Windstream Services ceased the application of hedge accounting for all six interest rate swaps, effective February 15, 2019. For those swaps in an asset position at the date of termination, as determined by the counterparty, Windstream Services received cash proceeds of $9.6 million to settle the derivative contracts. For swaps in a liability position at the date of termination, as determined by the counterparty, the interest rate swaps were adjusted to their termination value of $6.1 million and reclassified as liabilities subject to compromise in the accompanying consolidated balance sheet as of December 31, 2019.

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

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	2019	2018
Designated portion, measured at fair value
Other current assets	$—	$15.3
Other current liabilities	$—	$6.8
Accumulated other comprehensive income	$—	$39.7
De-designated portion, unamortized value
Liabilities subject to compromise	$6.1	$—
Accumulated other comprehensive income (loss)	$23.6	$(2.4)
Weighted average fixed rate paid	2.31%	2.31%
Variable rate received	2.48%	2.46%

Prior to their termination, payments on the swaps were presented in the financing activities section of the accompanying consolidated statements of cash flows due to the embedded financing element discussed above.

Changes in derivative instruments were as follows for the years ended December 31:

(Millions)	2019	2018	2017
Changes in fair value, net of tax	$(2.4)	$2.8	$7.0
Amortization of net unrealized (gains) losses on de-designated interest rate swaps, net of tax	$(7.9)	$2.3	$3.3

As of December 31, 2019, Windstream Services expects to recognize net gains of $9.8 million, net of taxes, in interest expense during the next twelve months related to the unamortized value of the de-designated portion of its terminated interest rate swaps.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

8. Derivatives, Continued:

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

9. Fair Value Measurements:
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
Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the year ended December 31, 2019 requiring these non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt and interest rate swaps. The carrying amount of cash, restricted cash, accounts receivable and accounts payable was estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. Cash equivalents, debt and interest rate swaps (prior to their termination) are measured at fair value on a recurring basis. Cash equivalents were not significant as of December 31, 2019.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

9. Fair Value Measurements, Continued:

The fair values of cash equivalents, interest rate swaps and debt were determined using the following inputs at December 31:

(Millions)	2019	2018
Recorded at Fair Value in the Financial Statements:
Cash equivalents - Level 1 (a)	$—	$310.0
Derivatives:
Interest rate swap assets - Level 2	$—	$15.3
Interest rate swap liabilities - Level 2	$—	$6.8
Not Recorded at Fair Value in the Financial Statements: (b)
Included in current portion of debt - Level 2	$500.0	$4,405.8
Included in liabilities subject to compromise - Level 2	$3,676.1	$—

(a)	Cash equivalents are highly liquid, actively traded money market funds with next day access.

(b)
Recognized at carrying value of $6,099.3 million and $5,785.7 million in long-term debt, including current portion, and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Prior to their termination, the fair values of interest rate swaps were determined based on the present value of expected future cash flows using observable, quoted LIBOR swap rates for the full term of the swaps and also incorporate credit valuation adjustments to appropriately reflect both Windstream Services’ own non-performance risk and non-performance risk of the respective counterparties. As of December 31, 2018, the fair values of the interest rate swaps were reduced by $2.9 million, to reflect non-performance risk.

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

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). There were no transfers within the fair value hierarchy during the year ended December 31, 2019.

10. Revenues:

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

Contract liabilities consist of services billed in excess of revenue recognized. The changes in contract liabilities are primarily related to customer activity associated with services billed in advance, the receipt of cash payments and the satisfaction of our performance obligations. We classify these amounts as current or noncurrent based on the timing of when we expect to recognize revenue. The current portion of contract liabilities is included in advance payments, while the noncurrent portion is included in other liabilities or liabilities subject to compromise.

Contract assets and liabilities from contracts with customers were as follows at December 31:

(Millions)	2019	2018
Contract assets (a)	$32.8	$12.6
Contract liabilities (b)	$162.3	$184.8
Revenues recognized included in the opening contract liability balance	$172.1	$194.9

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Revenues, Continued:

(a)	Included $20.8 million and $8.3 million in prepaid expense and other and $12.0 million and $4.3 million in other assets as of December 31, 2019 and 2018, respectively.

(b)
Included $148.0 million and $172.1 million in advance payments and $9.9 million and $12.7 million in other liabilities as of December 31, 2019 and 2018, respectively. This amount also included $4.4 million in liabilities subject to compromise as of December 31, 2019.

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.5 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 42 percent, 28 percent and 17 percent of our remaining performance obligations as revenue during 2020, 2021 and 2022, with the remaining balance thereafter.

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type for the year ended December 31, 2019 was as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$953.4	$—	$—	$953.4
Voice-only	108.2	—	—	108.2
Video and miscellaneous	38.6	—	—	38.6
Core (a)	—	1,153.0	—	1,153.0
Strategic (b)	—	220.7	—	220.7
Legacy (c)	—	487.0	—	487.0
Small business	299.5	—	—	299.5
Wholesale (d)	208.3	—	272.1	480.4
Switched access (e)	24.3	—	27.3	51.6
Other (g)	—	526.0	—	526.0
Service revenues from contracts with customers	1,632.3	2,386.7	299.4	4,318.4
Product and fiber sales	42.9	36.3	12.6	91.8
Total revenue from contracts with customers	1,675.2	2,423.0	312.0	4,410.2
Other service revenues (h)	399.5	255.5	50.2	705.2
Total revenues and sales	$2,074.7	$2,678.5	$362.2	$5,115.4

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Revenues, Continued:

Revenues recognized from contracts with customers by customer and product type for the year ended December 31, 2018 was as follows:

(Millions)	Kinetic	Enterprise	Wholesale	Consumer CLEC	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$963.5	$—	$—	$—	$963.5
Voice-only	120.5	—	—	—	120.5
Video and miscellaneous	44.3	—	—	—	44.3
Core (a)	—	1,349.1	—	—	1,349.1
Strategic (b)	—	155.1	—	—	155.1
Legacy (c)	—	608.6	—	—	608.6
Small business	326.1	—	—	—	326.1
Wholesale (d)	226.7	—	299.0	—	525.7
Switched access (e)	28.4	—	34.9	—	63.3
Consumer CLEC (f)	—	—	—	170.4	170.4
Other (g)	—	590.2	—	—	590.2
Service revenues from contracts with customers	1,709.5	2,703.0	333.9	170.4	4,916.8
Product and fiber sales	26.5	48.9	—	0.5	75.9
Total revenue from contracts with customers	1,736.0	2,751.9	333.9	170.9	4,992.7
Other service revenues (h)	404.5	265.0	50.9	—	720.4
Total revenues and sales	$2,140.5	$3,016.9	$384.8	$170.9	$5,713.1

(a)	Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services.

(b)	Strategic revenues consist of Software Defined Wide Area Network (“SD-WAN”), Unified Communications as a Service (“UCaaS”), OfficeSuite©, and associated network access products and services.

(c)	Legacy revenues consist of Time Division Multiplexing (“TDM”) voice and data services.

(d)	Wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(e)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities.

(f)	Consumer CLEC revenues include high-speed and dial-up Internet, email and other miscellaneous revenues.

(g)	Other revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues.

(h)	Other service revenues primarily include end user surcharges, CAF – Phase II funding, frozen federal USF, state USF and access recovery mechanism (“ARM”) support and lease revenue.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

10. Revenues, Continued:

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

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in the accompanying consolidated balance sheets. Deferred contract costs totaled $53.8 million at December 31, 2019, of which $34.9 million and $18.9 million were included in prepaid expenses and other and other assets, respectively. At December 31, 2018, deferred contract costs were $45.5 million, of which $30.4 million and $15.1 million were included in prepaid expenses and other and other assets, respectively.

Amortization of deferred contract costs was $41.2 million and $42.0 million for the years ended December 31, 2019 and 2018, respectively. There was no impairment loss recognized for the years ended December 31, 2019 and 2018, related to deferred contract costs.

11. Employee Benefit Plans and Postretirement Benefits:

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

The components of pension benefit expense (income) (including provision for executive retirement agreements) and postretirement benefits expense were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2019	2018	2017	2019	2018	2017
Benefits earned during the year (a)	$3.0	$3.5	$8.1	$—	$—	$—
Interest cost on benefit obligation (b)	43.8	43.1	46.3	0.8	0.8	1.1
Net actuarial loss (b)	6.7	14.9	10.5	—	—	—
Amortization of net actuarial loss (b)	—	—	—	—	0.2	0.1
Amortization of prior service credit (b)	(1.0)	(4.8)	(0.4)	(0.3)	(0.3)	(0.3)
Plan curtailments (b)	—	(2.7)	—	(0.1)	—	—
Expected return on plan assets (b)	(49.5)	(55.0)	(54.4)	—	—	—
Net periodic benefit expense (income)	$3.0	$(1.0)	$10.1	$0.4	$0.7	$0.9

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other expense, net.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Employee Benefit Plans and Postretirement Benefits, Continued:

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

A summary of plan assets, projected benefit obligation and funded status of the plans (including executive retirement agreements) were as follows at December 31:

	Pension Benefits		Postretirement Benefits
(Millions)	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$740.9	$841.4	$0.4	$0.4
Actual return on plan assets	163.8	(41.1)	—	—
Employer contributions (a)	15.9	18.5	0.8	1.3
Participant contributions	—	—	2.7	2.8
Benefits paid (b)	(66.6)	(77.9)	(3.5)	(4.1)
Settlements	—	—	—	—
Fair value of plan assets at end of year	$854.0	$740.9	$0.4	$0.4
Projected benefit obligation at beginning of year	$1,043.0	$1,157.9	$19.7	$27.4
Interest cost on projected benefit obligations	43.8	43.1	0.8	0.8
Service cost	4.5	6.2	—	—
Participant contributions	—	—	2.7	2.8
Plan amendments	—	(2.8)	(0.3)	—
Actuarial (gain) loss	121.0	(80.8)	2.5	(7.2)
Benefits paid (b)	(66.6)	(77.9)	(3.5)	(4.1)
Curtailments	—	(2.7)	—	—
Projected benefit obligation at end of year	$1,145.7	$1,043.0	$21.9	$19.7
Plan assets less than projected benefit obligation recognized in the consolidated balance sheet:
Current liabilities	$(53.7)	$(16.0)	$(1.3)	$(1.3)
Noncurrent liabilities	(238.0)	(286.1)	(20.2)	(18.0)
Funded status recognized in the consolidated balance sheets	$(291.7)	$(302.1)	$(21.5)	$(19.3)
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$—	$—	$(1.0)	$1.5
Prior service credits	7.2	8.2	0.8	0.9
Net amount recognized in accumulated other comprehensive income	$7.2	$8.2	$(0.2)	$2.4

(a)
During 2019, we made contributions totaling $15.2 million to the qualified pension plan to satisfy our 2019 and remaining 2018 funding requirements using available cash on hand. We also contributed $0.8 million to the postretirement plan.

(b)	Pension benefits paid from Windstream’s assets totaled $0.8 million in both 2019 and 2018. All postretirement benefits in both years were paid from Windstream’s general corporate assets in both years.

Significant changes in the pension projected benefit obligation for the year ended 2019 include an actuarial loss of $109.0 million attributable to the change in discount rate from 4.34 percent to 3.37 percent and an actuarial loss of $3.0 million attributable to other assumption changes, including the update to the lump sum conversion basis and the update to the base mortality table and generational mortality projection scale to reflect the most recently published tables.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Employee Benefit Plans and Postretirement Benefits, Continued:

Significant changes in the postretirement projected benefit obligation for 2019 included an actuarial loss of $2.5 million attributable to the change in discount rate from 4.38 percent to 3.37 percent, an actuarial loss of $0.5 million attributable to other assumption changes, including updates to per capita claims cost and medical trend rates, and updates to the base mortality tables and generational mortality projection scale to reflect the most recently published tables and scales, an actuarial gain of $0.4 million attributable to changes in plan provisions for various participants and an actuarial gain of $0.3 million due to plan experience.

The accumulated benefit obligation of our pension plan and executive retirement agreements was $1,133.1 million, $1,033.2 million and $1,141.7 million at December 31, 2019, 2018 and 2017, respectively.

Assumptions – Actuarial assumptions used to calculate pension and postretirement benefits expense (income) were as follows for the years ended December 31:

	Pension Benefits			Postretirement Benefits
(Millions)	2019	2018	2017	2019	2018	2017
Discount rate	4.34%	4.00%	4.19%	4.38%	3.74%	4.26%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	2.00%	—%	—%	—%

Actuarial assumptions used to calculate the benefit obligations were as follows at December 31:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Discount rate	3.37%	4.34%	3.37%	4.38%
Expected return on plan assets	7.00%	7.00%	7.00%	7.00%
Rate of compensation increase	2.00%	2.00%	—%	—%

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

Information regarding the healthcare cost trend rate was as follows for the years ended December 31:

	2019	2018
Healthcare cost trend rate assumed for next year	7.00%	6.25%
Rate that the cost trend ultimately declines to	5.00%	5.00%
Year that the rate reaches the terminal rate	2028	2024

Plan Assets – Our pension plan assets are allocated to asset categories based on the specific strategy employed by the asset’s investment manager. The asset allocation for our pension plan by asset category was as follows for the years ended December 31:

	Target Allocation	Percentage of Plan Assets
Asset Category	2020	2019	2018
Equity securities	23.7% - 38.7%	32.3%	24.4%
Fixed income securities	32.6% - 62.6%	46.8%	53.5%
Alternative investments	12.3% - 27.3%	19.2%	21.6%
Money market and other short-term interest bearing securities	0.0% - 6.5%	1.7%	0.5%
		100.0%	100.0%

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Employee Benefit Plans and Postretirement Benefits, Continued:

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

Alternative investments may include hedge funds, commodities, both private and public real estate and private equity investments. In addition to attractive diversification benefits, the alternative investments are expected to provide both income and capital appreciation.

Investments in money market and other short-term interest bearing securities are maintained to provide liquidity for benefit payments with protection of principal being the primary objective.

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2019:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund and interest bearing cash (a)	$53.2	$—	$53.2	$—
Common collective and other trust funds (b)	282.1	—	282.1	—
Government and agency securities (c)	170.9	—	170.9	—
Common and preferred stocks - domestic (c)	21.1	21.1	—	—
Common and preferred stocks - international (c)	25.3	25.3	—	—
Real estate LLCs (d)	68.8	—	—	68.8
Other investments (e)	2.6	0.8	1.8	—
Investments included in fair value hierarchy	624.0	$47.2	$508.0	$68.8
Other investments measured at NAV:
Pooled funds (f)	184.9
Private equity funds (g)	43.4
Total investments	852.3
Dividends and interest receivable	4.8
Pending trades and other liabilities	(3.1)
Total plan assets	$854.0

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Employee Benefit Plans and Postretirement Benefits, Continued:

The fair values of our pension plan assets were determined using the following inputs as of December 31, 2018:

		Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(Millions)	Fair Value	Level 1	Level 2	Level 3
Money market fund and interest bearing cash (a)	$41.0	$—	$41.0	$—
Common collective and other trust funds (b)	137.6	—	137.6	—
Government and agency securities (c)	241.1	—	241.1	—
Corporate bonds and asset backed securities (c)	21.6	—	21.6	—
Common and preferred stocks - domestic (c)	21.8	21.8	—	—
Common and preferred stocks - international (c)	29.2	29.2	—	—
Mutual fund (c)	42.5	42.5	—	—
Real estate LLCs (d)	70.3	—	—	70.3
Other investments (e)	1.2	0.4	—	0.8
Investments included in fair value hierarchy	606.3	$93.9	$441.3	$71.1
Other investments measured at NAV:
Pooled funds (f)	96.5
Private equity funds (g)	40.0
Total investments	742.8
Dividends and interest receivable	1.0
Pending trades and other liabilities	(2.9)
Total plan assets	$740.9

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

(d)
This category consists of real estate properties contributed by Windstream to limited liability companies (“LLCs”) wholly- owned by the pension plan. The fair value of these properties is based on independent appraisals. (See also Note 7.)

(e)
Other investments consist of derivative financial instruments, a guaranteed annuity contract and investments in foreign currency. Derivative financial instruments are valued based on models that reflect the contractual terms of the instruments. Inputs include observable market information, such as benchmark yields, swap curves and interdealer broker quotes at the end of the year. The guaranteed annuity contract is reported at contract value which approximates fair value and is based on the value of the underlying contracts as determined by the insurance company. Investments in foreign currency are valued at their quoted market price on the last day of the year.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Employee Benefit Plans and Postretirement Benefits, Continued:

(f)
The pooled investment funds are valued based on the net asset value of the fund as determined by the fund manager on the last business day of the year, and is derived from the fair value of each underlying investment held by the pooled fund. These investments have not been classified within the fair value hierarchy.

(g)
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

The following is a reconciliation of the beginning and ending balances of pension plan assets that are measured at fair value using significant unobservable inputs:

(Millions)	Real estate LLCs	Guaranteed annuity contract	Total
Balance at December 31, 2017	$72.7	$0.8	$73.5
Unrealized (loss) gains	(2.4)	0.1	(2.3)
Purchases and sales, net	—	(0.1)	(0.1)
Balance at December 31, 2018	$70.3	$0.8	$71.1
Unrealized (loss) gains	(1.5)	0.1	(1.4)
Purchases and sales, net	—	(0.9)	(0.9)
Balance at December 31, 2019	$68.8	$—	$68.8

There were no transfers within the fair value hierarchy during the years ended December 31, 2019 and 2018.

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

Estimated Future Employer Contributions and Benefit Payments – Estimated future employer contributions, benefit payments, including executive retirement agreements, are as follows as of December 31, 2019:

(Millions)	Pension Benefits	Postretirement Benefits
Expected employer contributions in 2020	$53.7	$1.3
Expected benefit payments:
2020	$80.1	$1.3
2021	79.0	1.2
2022	77.5	1.2
2023	75.2	1.2
2024	74.1	1.1
2025-2029	345.6	6.1

For 2020, the expected employer contribution for pension benefits consists of $52.8 million to the qualified pension plan to satisfy our remaining 2019 and 2018 annual funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. We intend to fund these contributions using cash.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

11. Employee Benefit Plans and Postretirement Benefits, Continued:

Employee Savings Plan – We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expense of $25.5 million, $22.0 million and $22.9 million in 2019, 2018 and 2017, respectively, related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Our 2019 matching contribution will be funded in 2020 and made in cash. In 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching and other contributions. During 2018, we contributed 3.6 million shares of our common stock with a fair value of $28.3 million, as determined by the plan trustee, to the plan for the 2017 annual matching and other contributions. During 2017, we contributed 0.6 million shares of our common stock with a value of approximately $22.7 million, as determined by the plan trustee, and $0.6 million in cash to the plan for the 2016 annual matching contribution.

12. Share-Based Compensation Plans:

In May 2018, our stockholders approved amendments to our Amended and Restated 2006 Equity Incentive Plan (the “Incentive Plan”) which (i) extended the term of the Incentive Plan through February 6, 2023 and (ii) increased the maximum number of shares authorized for issuance or delivery under the Incentive Plan to 6.8 million. Under the Incentive Plan, we may issue equity stock awards in the form of restricted stock, restricted stock units, stock appreciation rights or stock options. As of December 31, 2019, the Incentive Plan had remaining capacity of 2.3 million awards.

Stock Options – There were no stock options granted during the year ended December 31, 2019. In 2018, our Board of Directors granted 1.1 million stock options to certain officers, executives and other key management employees. Under terms of the grant award, the stock options vest ratably over a three-year period from the date of grant and the exercise price of the option equaled the market value of our common stock on the date of grant. The maximum term for each option granted is 10 years. We measure the cost of employee stock options based on the grant-date fair value and recognize that cost on a straight-line basis over the period in which a recipient is required to provide services in exchange for the options, which is equal to the vesting period. Our practice is to issue new shares of common stock upon the exercise of stock options.

The weighted average fair value of stock options granted during the year ended December 31, 2018 was $4.25 per share using the Black-Scholes option-pricing model based on the following weighted average assumptions: expected life of 6.1 years, expected volatility of 58.7 percent and risk-free interest rate of 2.6 percent.

We had 0.9 million and 1.0 million of stock option awards outstanding as of December 31, 2019 and 2018, respectively, all of which have exercise prices that are significantly higher than the current market price of our common stock and, therefore, are not likely to be exercised. At December 31, 2019, total unamortized compensation cost for non-vested stock option awards amounted to $1.2 million and is expected to be recognized over a weighted average period of 1.2 years. Share-based compensation expense for stock options was $1.1 million in 2019 and $1.0 million in 2018.

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

There were no service-based restricted stock units granted in 2019. In February 2019, we granted 0.7 million performance-based restricted stock units with a grant date fair value of $2.4 million that were scheduled to vest three years from the date of grant. These awards were subsequently canceled and replaced with cash-based awards during the second quarter of 2019. There were no performance-based restricted units granted in 2018. In 2017, Windstream granted 0.7 million performance-based restricted stock units with a grant date fair value of $26.1 million that vest ratably over the remaining service period (up to 3 years) or vest contingently at the end of the performance period. The three-year operating target for the performance-based restricted stock units granted in 2017 was approved by the board of directors in May 2017. During the second quarter of 2019, we determined that the three-year operating target would not be met by the end of the measurement period, and accordingly, all compensation expense previously recognized for these performance-based awards was reversed.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

12. Share-Based Compensation Plans, Continued:

In light of our Chapter 11 filing, the vesting date for certain service-based restricted stock was extended from March 1, 2019, May 1, 2019 and March 1, 2020 to December 1, 2020. Additionally, the delivery of shares for performance-based restricted stock units vested on March 1, 2019 was delayed until March 14, 2020.

The vesting periods and grant date fair values for restricted stock and restricted stock units issued, including the EarthLink replacement awards issued in 2017, were as follows for the years ended December 31:

(Number of shares in thousands)	2019	2018	2017
Service-based restricted stock and restricted units:
Vest variably over remaining service period, up to three-years	—	—	571.7
Vest ratably over a three-year service period	—	—	490.3
Vest one year from date of grant, service based - granted to non-employee directors	—	109.6	41.4
Vest immediately on date of grant, service based - granted to non-employee directors	—	41.1	—
Vest three years from date of grant, service based	—	—	6.8
Total granted	—	150.7	1,110.2
Grant date fair value (Dollars in millions)	$—	$1.1	$33.3

Restricted stock and restricted unit activity for the year ended December 31, 2019 was as follows:

	Service-Based		Performance-Based
	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share	(Thousands) Underlying Number of Shares	Weighted Average Fair Value Per Share
Non-vested at December 31, 2018	522.1	$23.34	325.4	$28.35
Granted	—	$—	698.5	$3.40
Vested	(143.5)	$32.57	(160.8)	$28.91
Forfeited	(19.0)	$34.83	(740.1)	$4.77
Non-vested at December 31, 2019	359.6	$19.05	123.0	$27.80

At December 31, 2019, unrecognized compensation expense for restricted stock and restricted stock units totaled $0.6 million and will be recognized in 2020. The total fair value of shares vested was $9.3 million, $22.7 million and $40.0 million during 2019, 2018 and 2017, respectively. Share-based compensation expense recognized for restricted stock and restricted stock units was $1.6 million, $10.3 million and $32.5 million for 2019, 2018 and 2017, respectively.

In addition to including amounts related to restricted stock and restricted units, share-based compensation expense presented in the accompanying consolidated statements of cash flow also includes the matching contribution to the employee savings plan for which payments to eligible participants were made in Windstream Holdings common stock. A summary of share-based compensation expense was as follows for the years ended December 31:

(Millions)	2019	2018	2017
Restricted stock, restricted units and stock options	$2.7	$11.3	$32.5
Employee savings plan (See Note 11)	—	—	22.9
Share-based compensation expense	$2.7	$11.3	$55.4

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Merger, Integration and Other Costs and Restructuring Charges:

We incur costs to complete a merger or acquisition and integrate its operations into our business which are presented as merger and integration expense in our consolidated results of operations. These costs include transaction costs, such as accounting, legal, consulting and broker fees; severance and related costs; IT and network conversion; rebranding and marketing; and contract termination fees. In 2017, we completed a network optimization project designed to consolidate traffic onto network facilities operated by us and reduce the usage of other carriers’ networks in our acquired CLEC markets. In undertaking this initiative, we incurred exit costs to migrate traffic to existing lower cost circuits and to terminate existing contracts prior to their expiration.

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

During 2019 and 2018, we completed separate restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 730 positions and incurred severance and employee benefit costs of $28.5 million in 2019, and we eliminated approximately 800 positions and incurred severance and employee benefit costs of $24.6 million in 2018. Restructuring charges for 2018 also included lease termination costs of $20.4 million due to vacating certain facilities. In 2017, we completed various restructurings of our workforce to streamline our operations and better align our engineering, finance and information technology support functions. In completing these initiatives, we eliminated approximately 1,100 employees and incurred total severance and employee benefit costs of $35.0 million. Restructuring charges for 2017 also included lease termination costs associated with vacated facilities and consulting fees totaling $8.0 million.

The following is a summary of the merger, integration and other costs and restructuring charges recorded for the years ended December 31:

(Millions)	2019	2018	2017
Merger, integration and other costs:
Costs related to merger with EarthLink (a)	$6.8	$15.5	$104.1
Costs related to merger with Broadview (b)	—	4.1	14.3
Costs related to acquisitions of MASS and ATC	—	2.5	—
Legal fees related to Uniti spin-off litigation (see Note 17)	0.3	7.2	7.5
Network optimization and contract termination costs	—	—	8.5
IT conversion, consulting and other costs	1.2	2.6	3.0
Total merger, integration and other costs	8.3	31.9	137.4
Restructuring charges	28.5	45.0	43.0
Total merger, integration and other costs and restructuring charges	$36.8	$76.9	$180.4

(a)
In 2019 and 2018, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $5.0 million and $6.9 million, respectively, and other miscellaneous expenses of $1.8 million and $3.7 million, respectively. In 2018, we also incurred contract and lease termination costs of $4.9 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

In 2017, these amounts include investment banking, legal and other consulting services of $24.0 million, severance and employee benefit costs for EarthLink employees terminated after the acquisition of $39.0 million, share-based compensation expense of $10.1 million attributable to the accelerated vesting of assumed equity awards for terminated EarthLink employees, rebranding and marketing costs of $5.3 million and other miscellaneous expenses of $3.2 million. We also incurred contract and lease termination costs of $22.5 million as a result of vacating certain facilities related to the acquired operations of EarthLink.

(b)
In 2018, these amounts include severance and employee benefit costs for Broadview employees terminated after the acquisition of $1.8 million. We also incurred contract and lease termination costs of $2.3 million as a result of vacating certain facilities related to the acquired operations of Broadview.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

13. Merger, Integration and Other Costs and Restructuring Charges, Continued:

In 2017, these amounts include investment banking, legal and other consulting fees of $4.5 million and severance and employee benefit costs for Broadview employees terminated after the acquisition of $4.7 million. We also incurred contract and lease termination costs of $3.7 million as a result of vacating certain facilities related to the acquired operations of Broadview.

After giving consideration to tax benefits on deductible items, merger, integration and other costs and restructuring charges decreased net income $27.5 million, $56.4 million and $113.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following is a summary of the activity related to the liabilities associated with merger, integration and other costs and restructuring charges at December 31:

		Restructuring Charges
(Millions)	Merger, Integration and Other Charges	Severance and Benefit Costs	Lease Termination Costs	Total
Balance at December 31, 2017	$10.3	$5.0	$4.2	$19.5
Expenses incurred in period	31.9	24.6	20.4	76.9
Cash outlays during the period	(38.2)	(17.0)	(9.3)	(64.5)
Balance at December 31, 2018	$4.0	$12.6	$15.3	$31.9
Reclassified to operating lease obligations upon adoption of ASU 2016-02	(4.0)	—	(15.3)	(19.3)
Expenses incurred in period	8.3	28.5	—	36.8
Cash outlays during the period	(8.3)	(33.0)	—	(41.3)
Balance at December 31, 2019	$—	$8.1	$—	$8.1

Payments of these liabilities will be funded through operating cash flows.

14. Gain on Sale of Consumer CLEC Business:

On December 31, 2018, Windstream Services completed the sale of substantially all of its consumer competitive local exchange carrier (“CLEC”) business to an affiliate of Trive Capital Fund III LLP and nQue Technologies for $320.9 million in cash, net of a working capital adjustment, and recorded a pre-tax gain of $145.4 million. The Consumer CLEC operations sold consisted solely of the former EarthLink Holdings Corp (“EarthLink”) consumer business that we acquired in February 2017 (see Note 4). The sold operations comprised approximately 3.0 percent of our total consolidated revenues and sales for 2018 and less than 2.0 percent of our total consolidated assets at the date of disposition. The sale of the consumer CLEC business did not represent a strategic shift in our operations nor have a major effect on our consolidated results of operations, financial position or cash flows, and accordingly, did not qualify for reporting as a discontinued operation. Excluding the effects of the gain, the consumer CLEC business generated pre-tax income of $92.5 million and $87.3 million in 2018 and 2017, respectively.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

15. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows for the years ended December 31:

(Millions)	2019	2018	2017
Pension and postretirement plans	$5.0	$7.7	$4.0
Unrealized holding gains (losses) on interest rate swaps
Designated portion	—	29.7	20.7
De-designated portion	17.6	(1.8)	(3.3)
Accumulated other comprehensive income	$22.6	$35.6	$21.4

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2018	$27.9	$7.7	$35.6
Prior service credit arising during the period	—	0.3	0.3
Other comprehensive income before reclassifications	(2.4)	(2.0)	(4.4)
Amounts reclassified from accumulated other comprehensive income (a)	(7.9)	(1.0)	(8.9)
Balance at December 31, 2019	$17.6	$5.0	$22.6

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows for the years ended December 31:

Details about Accumulated Other Comprehensive Income Components	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income				Affected Line Item in the Consolidated Statements of Operations
	2019	2018	2017
(Gains) losses on interest rate swaps:
Amortization of net unrealized (gains) losses on de-designated interest rate swaps	$(10.6)	$3.0	$5.3		Interest expense
	(10.6)	3.0	5.3		Loss before income taxes
	2.7	(0.7)	(2.0)		Income tax benefit (expense)
	(7.9)	2.3	3.3		Net loss
Pension and postretirement plans:
Plan curtailments	0.1	—	—	(a)
Amortization of net actuarial loss	—	0.2	0.1	(a)
Amortization of prior service credits	(1.3)	(5.1)	(0.7)	(a)
	(1.2)	(4.9)	(0.6)		Loss before income taxes
	0.2	1.3	0.1		Income tax benefit (expense)
	(1.0)	(3.6)	(0.5)		Net loss
Total reclassifications for the period, net of tax	$(8.9)	$(1.3)	$2.8		Net loss

(a)	These accumulated other comprehensive income components are included in the computation of net periodic benefit (income) expense (See Note 11).

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Income Taxes:

Income tax benefit (expense) was as follows for the years ended December 31:

(Millions)	2019	2018	2017
Current:
Federal	$(0.1)	$(0.3)	$0.3
State	0.5	(7.6)	(4.9)
	0.4	(7.9)	(4.6)
Deferred:
Federal	254.6	(356.1)	328.0
State	65.0	(85.1)	84.7
	319.6	(441.2)	412.7
Income tax benefit (expense)	$320.0	$(449.1)	$408.1

The 2019 deferred income tax benefit includes the impact of recording a goodwill impairment charge. The 2018 deferred income tax expense includes the impact of recording additional valuation allowance. There was also a goodwill impairment charge recorded in 2017 that resulted in the recognition of a deferred income tax benefit. The remainder of deferred income tax benefit (expense) for all three years primarily resulted from temporary differences between depreciation and amortization expense for income tax purposes and depreciation and amortization expense recorded in the accompanying consolidated financial statements.

Differences between the federal income tax statutory rates and effective income tax rates, which include both federal and state income taxes, were as follows for the years ended December 31:

	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
Increase (decrease)
State income taxes, net of federal benefit	4.2	3.9	3.6
Adjust deferred taxes for state net operating loss carryforward	—	0.1	—
Transaction costs	—	—	(0.1)
Valuation allowance	(1.7)	(183.1)	(0.1)
Research and development credit	—	(1.0)	0.1
Share-based compensation	—	(1.0)	(0.1)
Debt exchange	(0.2)	6.8	(6.1)
2017 federal tax reform	—	—	(7.6)
Goodwill impairment	(13.2)	—	(8.4)
Sale of Consumer CLEC business	—	(9.3)	—
Reorganization items, net	(0.8)	—	—
Other items, net	(0.1)	(1.4)	(0.1)
Effective income tax rate	9.2%	(164.0)%	16.2%

With regard to the debt exchange that occurred in 2017, a portion was treated as cancellation of debt (“COD”) income for tax purposes and resulted in non-deductible original issue discount (“OID”). We also recorded the impact of the portion of the 2017 goodwill impairment that was non-deductible.

In 2018, we assessed our valuation allowance after considering the adverse court ruling and the resulting acceleration of all of our long-term debt obligations and payments due under the contractual arrangement with Uniti and subsequent filing of the Chapter 11 Cases. We determined, based upon all available evidence, that a full valuation allowance was necessary, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Additionally, we recorded incremental tax expense from the sale of the consumer CLEC business. In conjunction with the 2018 debt exchange, there was also a non-taxable gain on extinguishment of debt for financial statement purposes, partially offset by COD income for tax purposes.

In 2019, we recorded the impact of the portion of the goodwill impairment that was non-deductible.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Income Taxes, Continued:

The significant components of the net deferred income tax liability (asset) were as follows at December 31:

(Millions)	2019	2018
Property, plant and equipment	$422.6	$825.5
Goodwill and other intangible assets	215.6	477.7
Operating loss and credit carryforward	(548.0)	(576.8)
Postretirement and other employee benefits	(77.4)	(79.6)
Unrealized holding loss and interest rate swaps	(1.0)	7.2
Deferred compensation	(2.2)	(2.3)
Bad debt	(21.4)	(15.1)
Long-term lease obligations	(1,033.8)	(1,170.9)
Operating lease right-of-use assets	1,008.0	—
Deferred debt costs	(36.8)	(19.2)
Share-based compensation	(4.5)	(6.8)
Interest expense	(30.4)	—
Other, net	(7.3)	(20.4)
	(116.6)	(580.7)
Valuation allowance	189.2	685.0
Less amounts reclassified to liabilities subject to compromise	(72.6)	—
Deferred income taxes, net	$—	$104.3
Deferred tax assets	$(1,813.7)	$(1,954.0)
Deferred tax liabilities	1,886.3	2,058.3
Less amounts reclassified to liabilities subject to compromise	(72.6)	—
Deferred income taxes, net	$—	$104.3

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. We consider the scheduled reversal of deferred tax assets and liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. As a result of the adverse court ruling and subsequent filing of the Chapter 11 Cases, we considered the reversal of taxable temporary differences and carryback potential as a source of income as of December 31, 2018. After consideration of these factors, we recorded a full valuation allowance for the year ended December 31, 2018, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets. Therefore, as of December 31, 2018, we had valuation allowances of approximately $685.0 million. The impact of adoption of ASU 2016-02 in 2019 resulted in an increase to deferred tax liabilities of approximately $833.8 million. This increase caused a re-evaluation of our valuation allowances as of January 1, 2019 and resulted in a release of valuation allowance of approximately $541.5 million, recorded as an adjustment to equity. Changes in valuation allowance not associated with the adoption of ASU 2016-02 were recorded through income tax expense. As of December 31, 2019, we were in a net deferred tax liability position and recorded income tax benefit during 2019. We will monitor our deferred tax asset position each quarter and determine the appropriate income tax benefit to record based upon the reversal of taxable temporary differences.

At December 31, 2019 and 2018, we had federal net operating loss carryforwards of approximately $1,807.9 million and $1,920.2 million, respectively. Net operating losses generated prior to 2018 expire in varying amounts from 2020 through 2037. Under the 2017 Tax Cuts and Jobs Act, federal net operating losses generated in 2018 and future years can be carried forward indefinitely. The loss carryforwards at December 31, 2019 and 2018 were primarily losses acquired in conjunction with our acquisitions including PAETEC, EarthLink and Broadview. The 2019 decrease is primarily associated with estimated utilization for the year.

At December 31, 2019 and 2018, we had state net operating loss carryforwards of approximately $2,471.8 million and $2,456.6 million, respectively, which expire annually in varying amounts from 2020 through 2039. The loss carryforwards were primarily losses acquired in conjunction with our acquisitions including PAETEC and EarthLink.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

16. Income Taxes, Continued:

As previously noted, we establish valuation allowances when necessary to reduce deferred tax assets to amounts expected to be realized. Therefore, as of December 31, 2019 and 2018 we recorded valuation allowances of approximately $162.5 million and $541.0 million, respectively, related to federal and state loss carryforwards which are expected to expire before they are utilized. The amount of federal tax credit carryforward at December 31, 2019 and 2018, was approximately $21.8 million, which expire in varying amounts from 2031 through 2036. The amount of state tax credit carryforward at December 31, 2019 and 2018, was approximately $14.9 million and $17.7 million, respectively, which expire in varying amounts from 2020 through 2027. Due to the expected lack of sufficient future taxable income based on the scheduled reversal of existing taxable temporary differences, we believe that it is more likely than not that the benefit from some of the federal and state tax credit carryforwards will not be realized prior to their expiration. Therefore, as of December 31, 2019 and 2018, we recorded valuation allowances of approximately $26.7 million and $35.8 million, respectively, to reduce our deferred tax assets to amounts expected to be realized.

We account for uncertainty in taxes in accordance with authoritative guidance. A reconciliation of the unrecognized tax benefits is as follows:

(Millions)	2019	2018	2017
Beginning balance	$8.0	$8.7	$8.8
Additions based on EarthLink acquisition	—	—	2.5
Additions based on tax positions related to current year	—	—	0.7
Reductions for tax positions of prior years	—	(0.7)	(1.2)
Settlements	—	—	(2.1)
Ending balance	$8.0	$8.0	$8.7

We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $7.6 million, $7.6 million and $8.3 million (net of indirect benefits) for the years ended December 31, 2019, 2018 and 2017, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2016. However, due to acquired net operating losses, tax authorities have the ability to adjust those net operating losses related to closed years. We have identified Arkansas, California, Florida, Georgia, Illinois, Iowa, Kentucky, Nebraska, New York, North Carolina, Pennsylvania, Texas and Virginia as “major” state taxing jurisdictions.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2019, 2018 and 2017, we recognized approximately $0.2 million, $0.1 million, and $0.2 million in interest and penalties, respectively. Furthermore, we had approximately $0.5 million, $0.3 million, and $0.3 million of interest and penalties accrued as of December 31, 2019, 2018 and 2017, respectively.

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Commitments and Contingencies, Continued:

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

17. Commitments and Contingencies, Continued:

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

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Segment Information:

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

Capital expenditures for network enhancements and information technology-related projects benefiting Windstream as a whole and incremental capital expenditures incurred in 2018 and 2017 related to our acquisitions of EarthLink and Broadview are not assigned to the segments and are presented as corporate/shared capital expenditures. Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. Substantially all of our customers are located in the United States, and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Segment Information, Continued:

The following table summarizes our segment results for the years ended December 31:

(Millions)	2019	2018	2017
Kinetic:
Revenues and sales	$2,074.7	$2,140.5	$2,258.5
Costs and expenses	885.6	884.4	937.2
Segment income	1,189.1	1,256.1	1,321.3
Enterprise:
Revenues and sales	2,678.5	3,016.9	3,032.9
Costs and expenses	2,159.1	2,454.9	2,497.0
Segment income	519.4	562.0	535.9
Wholesale:
Revenues and sales	362.2	384.8	399.0
Costs and expenses	101.4	111.1	111.3
Segment income	260.8	273.7	287.7
CLEC Consumer:
Revenues and sales	—	170.9	162.5
Costs and expenses	—	78.4	81.8
Segment income	—	92.5	80.7
Total segment revenues and sales	5,115.4	5,713.1	5,852.9
Total segment costs and expenses	3,146.1	3,528.8	3,627.3
Total segment income	$1,969.3	$2,184.3	$2,225.6

Capital expenditures by segment were as follows as of December 31:

(Millions)	2019	2018	2017
Kinetic	$454.8	$369.8	$391.8
Enterprise	152.5	187.6	199.7
Wholesale	27.3	31.3	32.4
Corporate/shared (a)	243.9	231.5	284.7
Total	$878.5	$820.2	$908.6

(a)
Represents capital expenditures not directly assigned to the segments and primarily consist of capital outlays for network enhancements and information technology-related projects benefiting Windstream as a whole. For 2018 and 2017, these amounts include incremental capital spend related to our 2017 acquisitions of EarthLink and Broadview of $37.6 million and $34.5 million, respectively. Corporate/shared capital expenditures for 2017 include $49.9 million related to Project Excel, an incremental capital program completed in mid-2017, which upgraded our broadband network.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

18. Segment Information, Continued:

The following table reconciles segment income to consolidated net loss income for the years ended December 31:

(Millions)	2019	2018	2017
Total segment income	$1,969.3	$2,184.3	$2,225.6
Depreciation and amortization	(1,068.2)	(1,526.7)	(1,470.0)
Goodwill impairment	(2,712.3)	—	(1,840.8)
Merger, integration and other costs	(8.3)	(31.9)	(137.4)
Restructuring charges	(28.5)	(45.0)	(43.0)
Straight-line expense under contractual arrangement with Uniti	(675.2)	—	—
Other unassigned operating expenses (a)	(354.3)	(284.1)	(325.0)
Other expense, net	(7.8)	(4.9)	(2.3)
Gain on sale of Consumer CLEC business	—	145.4	—
Net gain (loss) on early extinguishment of debt	—	190.3	(56.4)
Reorganization items, net	(260.6)	—	—
Interest expense	(331.9)	(901.3)	(875.4)
Income tax benefit (expense)	320.0	(449.1)	408.1
Net loss	$(3,157.8)	$(723.0)	$(2,116.6)

(a)
Included in this amount for 2019 were spend commitment penalties incurred under certain carrier discount plans of $102.5 million and a reserve of $19.7 million for a funding denial from Universal Service Administrative Company pursuant to funding for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program.

19. Quarterly Financial Information – (Unaudited):

	For the Year Ended December 31, 2019
(Millions, except per share amounts)	Total	4th	3rd	2nd	1st
Revenues and sales	$5,115.4	$1,238.2	$1,270.1	$1,286.5	$1,320.6
Operating loss	$(2,877.5)	$(38.8)	$(34.5)	$(422.9)	$(2,381.3)
Net loss	$(3,157.8)	$(187.9)	$(115.5)	$(544.1)	$(2,310.3)
Basic and diluted loss per share: (a)
Net loss	($74.06)	($4.41)	($2.71)	($12.76)	($54.26)

(a)
Quarterly loss per share amounts may not add to full-year loss per share amounts due to the difference in weighted-average common shares for the quarters compared to the weighted-average common shares for the year.

 Significant items affecting our historical operating trends in the quarterly periods of 2019 were as follows:

•
Operating loss in each of the quarters of 2019 reflected incremental expense of $168.8 million recognized each quarter, partially offset by lower depreciation expense of $83.4 million in the first and second quarters of 2019, $67.3 million in the third quarter of 2019 and $64.1 million in the fourth quarter of 2019. The incremental changes were attributable to our contractual arrangement with Uniti and resulted from the change in the accounting for this arrangement from a financing to an operating lease effective January 1, 2019 (see Note 2).

•	As discussed in Note 5, we recognized goodwill impairment charges of $2,339.0 million and $373.3 million in the first and second quarters of 2019.

•
Net loss in the first, second, third and fourth quarters of 2019 included reorganization items, net of $104.9 million, $85.4 million, $29.2 million and $41.1 million, respectively, incurred as a result of the filing of the Chapter 11 Cases (see Note 3).

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

19. Quarterly Financial Information – (Unaudited), Continued:

•
Net loss in the first, second, third and fourth quarters of 2019 reflected lower interest expense of $113.7 million, $112.4 million, $111.1 million and $109.7 million, respectively, attributable to our contractual arrangement with Uniti and resulted from the change in the accounting for this arrangement from a financing to an operating lease effective January 1, 2019 (see Note 2). Interest expense also declined in each of the quarters of 2019 as a result of no longer incurring interest expense on Windstream Services senior secured second lien notes and unsecured senior notes subsequent to the filing of the Chapter 11 Cases on February 25, 2019 (see Note 3).

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

 Significant items affecting our historical operating trends in the quarterly periods of 2018 were as follows:

•
As discussed in Note 11, we recognize actuarial gains and losses for pension benefits as a component of net periodic benefit expense (income) in the fourth quarter of each year, unless an earlier measurement date is required. Results of operations for the fourth quarter of 2018 include net pre-tax actuarial losses related to pension benefits of $14.9 million.

•	Net loss in the fourth quarter of 2018 includes a pre-tax gain of $145.4 million from the sale of our Consumer CLEC business (see Note 14).

•
As of December 31, 2018, Windstream recorded a full valuation allowance, exclusive of a portion of deferred tax liabilities primarily associated with indefinite-lived intangible assets, due to the acceleration of all long-term debt obligations following an adverse court ruling and subsequent filing of the Chapter 11 Cases, and Windstream’s assessment that it was more likely than not that our deferred tax assets would not be realized. See Notes 6, 16 and 17 for additional information regarding the acceleration of long-term debt obligations, the court ruling, filing of the Chapter 11 Cases, and the related effects on income taxes.

•
Net income in the third quarter of 2018 primarily reflects a pre-tax gain of $190.3 million from the early extinguishment of long-term debt in connection with the completion of two debt exchange transactions (see Note 6).

•
Operating income in each of the quarters of 2018 reflected reductions in merger, integration and other charges when compared to the same periods a year ago. The decreases were primarily attributable to our 2017 mergers with Broadview and EarthLink. Merger, integration and other charges decreased $28.5 million, $24.7 million, $2.3 million and $50.0 million in the fourth, third, second and first quarters of 2018, respectively. See Note 13 for additional information.

•
Operating income in each of the quarters of 2018 was adversely impacted by increases in depreciation and amortization expense when compared to the same periods a year ago. The increases were primarily attributable to the mergers with Broadview and EarthLink and current year additions to property, plant and equipment, reflecting our continued investment in our broadband network.

(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____

20. Subsequent Events:

Additional Debtor-In-Possession Borrowings

In March 2020, Windstream Services borrowed $400 million under the Revolving Facility of the DIP Facilities to assist with working capital and other general corporate purposes during the coronavirus, COVID-19, global pandemic.

Bankruptcy-Related Developments

Plan Support Agreement - As previously discussed in Note 3, on March 2, 2020, the Debtors entered into a Plan Support Agreement (the “PSA”) with certain members of first lien lenders and noteholders, including the Debtors’ largest creditor, Elliott Investment Management L.P., and Uniti. The PSA contemplates the Debtors’ restructuring and recapitalization, which will be implemented through a Chapter 11 plan of reorganization. On March 2, 2020, the Debtors publicly filed the PSA and accompanying plan term sheet, outlining the terms of the reorganization, including funding an exit facility in an aggregate amount up to $3,250 million and backstop commitments from certain first lien creditors (the “Backstop Commitment Agreement”) related to a $750 million common equity rights offering upon the effective date. On March 13, 2020, the Debtors filed a motion to approve the Backstop Commitment Agreement, providing for a backstop premium equal to 8 percent of the $750 million committed amount payable in common stock.

Uniti Settlement Agreement - As previously discussed in Note 3, on March 2, 2020, the Debtors announced that they had reached an agreement in principle with Uniti to settle any and all claims and causes that were or could have been asserted against Uniti by Windstream. Among the terms of the settlement, Uniti agreed to fund up to $1.75 billion in capital improvements to the network; pay Windstream $400 million payable in quarterly cash installments over five years, at an annual interest rate of 9.0 percent, which amount may be fully paid after one year, resulting in total cash payments ranging from $432 - $490 million; purchase certain unused and underutilized dark filer assets from Windstream and Uniti will transfer to Windstream $244.5 million of proceeds from, and conditioned upon, the sale of Uniti’s common stock to certain first lien creditors of Windstream Services. On May 8, 2020, the Bankruptcy Court approved the settlement with Uniti.

Plan of Reorganization - As previously discussed in Note 3, on April 1, 2020, the Debtors filed a Joint Chapter 11 Plan of Reorganization (“the Plan”) with the Bankruptcy Court. On the same date, the Debtors filed a Disclosure Statement relating to the Plan, along with a motion seeking approval of the Disclosure Statement. On May 8, 2020, the Disclosure Statement was approved by the Bankruptcy Court, allowing Windstream to begin soliciting the requisite accepting votes in favor of the Plan. The Debtors retain the exclusive right to file the Plan through and including June 22, 2020, as well as the right to seek further extensions of such period up to the statutory maximum date of August 25, 2020. The Plan can be supplemented and revised based upon discussions with the Debtors’ creditors and other interested parties and in response to creditor claims and objections and the requirements of the Bankruptcy Code or the Bankruptcy Court. On June 24, 2020, the Bankruptcy Court is scheduled to hold a confirmation hearing to consider the approval of the Debtors’ Plan.
See Note 3 for additional information regarding the PSA, Uniti settlement agreement and the Plan.