Form 10-Q
period 2020-06-30
WINDSTREAM HOLDINGS, INC.; WINDSTREAM SERVICES, LLC
filed 2020-07-30
CIK 1282266, 1585644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 27, 2020, 43,016,811 shares of common stock of Windstream Holdings, Inc. were outstanding. Windstream Holdings, Inc. holds a 100 percent interest in Windstream Services, LLC.

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

WINDSTREAM HOLDINGS, INC.
WINDSTREAM SERVICES, LLC
FORM 10-Q
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2020	2019	2020	2019
Revenues and sales:
Service revenues	$1,164.6	$1,270.2	$2,343.5	$2,572.4
Product and fiber sales	20.7	16.3	42.7	34.7
Total revenues and sales	1,185.3	1,286.5	2,386.2	2,607.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	751.8	852.1	1,501.6	1,713.2
Cost of product and fiber sales	21.7	15.2	43.2	32.1
Selling, general and administrative	161.5	185.9	338.0	384.2
Depreciation and amortization	219.9	276.0	452.5	547.5
Goodwill impairment	—	373.3	—	2,712.3
Restructuring and other charges	5.6	6.9	12.0	22.0
Total costs and expenses	1,160.5	1,709.4	2,347.3	5,411.3
Operating income (loss)	24.8	(422.9)	38.9	(2,804.2)
Other income (expense), net	1.7	(9.2)	7.4	(10.2)
Reorganization items, net	(114.4)	(85.4)	(154.9)	(190.3)
Interest expense (contractual interest of $117.1, $240.7, $130.3 and $236.5 for the three and six months ended June 30, 2020 and 2019, respectively)	(66.0)	(80.8)	(139.1)	(172.7)
Loss before income taxes	(153.9)	(598.3)	(247.7)	(3,177.4)
Income tax (expense) benefit	(8.5)	54.2	(16.3)	323.0
Net loss	$(162.4)	$(544.1)	$(264.0)	$(2,854.4)
Basic and diluted loss per share:
Net loss	($3.80)	($12.76)	($6.18)	($66.98)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Net loss	$(162.4)	$(544.1)	$(264.0)	$(2,854.4)
Other comprehensive loss:
Interest rate swaps:
Unrealized losses on designated interest rate swaps	—	—	—	(3.2)
Amortization of net unrealized gains on de-designated interest rate swaps	(3.3)	(3.0)	(6.6)	(4.2)
Income tax benefit	0.8	0.8	1.7	1.9
Change in interest rate swaps	(2.5)	(2.2)	(4.9)	(5.5)
Pension and postretirement plans:
Change in net actuarial loss for employee benefit plans	(1.0)	(0.2)	(1.0)	(0.2)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—	0.1	—
Amortization of prior service credits	(0.3)	(0.3)	(0.6)	(0.7)
Income tax benefit	0.3	0.1	0.3	0.2
Change in pension and postretirement plans	(0.9)	(0.4)	(1.2)	(0.7)
Other comprehensive loss	(3.4)	(2.6)	(6.1)	(6.2)
Comprehensive loss	$(165.8)	$(546.7)	$(270.1)	$(2,860.6)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions, except par value)	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$210.0	$191.8
Restricted cash	7.8	7.8
Accounts receivable (net of allowance of $47.7 and $48.2, respectively)	527.8	574.7
Inventories	73.7	64.7
Prepaid expenses and other	233.5	197.7
Total current assets	1,052.8	1,036.7
Goodwill	61.4	61.4
Other intangibles, net	1,013.6	1,068.7
Net property, plant and equipment	3,713.7	3,620.8
Operating lease right-of-use assets	3,909.1	4,018.0
Other assets	81.1	82.9
Total Assets	$9,831.7	$9,888.5
Liabilities and Shareholders’ Deficit
Current Liabilities:
Current portion of long-term debt	$900.0	$500.0
Accounts payable	327.6	279.2
Advance payments	148.7	151.1
Accrued taxes	61.2	65.6
Other current liabilities	214.7	223.3
Total current liabilities	1,652.2	1,219.2
Other liabilities	24.7	23.6
Liabilities subject to compromise	10,500.0	10,720.1
Total liabilities	12,176.9	11,962.9
Commitments and Contingencies (See Note 12)
Shareholders’ Deficit:
Common stock, $.0001 par value, 75.0 shares authorized,
43.0 shares issued and outstanding	—	—
Additional paid-in capital	1,254.2	1,253.1
Accumulated other comprehensive income	16.5	22.6
Accumulated deficit	(3,615.9)	(3,350.1)
Total shareholders’ deficit	(2,345.2)	(2,074.4)
Total Liabilities and Shareholders’ Deficit	$9,831.7	$9,888.5

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(264.0)	$(2,854.4)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	452.5	547.5
Allowance for credit losses	12.8	42.8
Share-based compensation expense	1.0	0.3
Non-cash reorganization items, net	(8.4)	55.9
Deferred income taxes	21.7	(322.2)
Goodwill impairment	—	2,712.3
DIP Facilities issuance costs expensed	—	23.4
Other, net	(12.4)	14.4
Changes in operating assets and liabilities, net
Accounts receivable	35.0	(22.8)
Prepaid expenses and other	(31.3)	(82.3)
Accounts payable	(46.5)	197.2
Accrued interest	(0.2)	(10.0)
Accrued taxes	(2.7)	(8.1)
Other current liabilities	(28.0)	(8.4)
Other liabilities	(0.2)	8.9
Other, net	(7.6)	(0.6)
Net cash provided from operating activities	121.7	293.9
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(480.1)	(407.4)
Purchase of FCC spectrum licenses	(13.8)	(10.3)
Other, net	2.3	2.0
Net cash used in investing activities	(491.6)	(415.7)
Cash Flows from Financing Activities:
Repayments of debt and swaps	—	(372.4)
Proceeds from debt issuance	400.0	655.0
Debt issuance costs	—	(23.4)
Payments under finance lease obligations	(11.6)	(27.2)
Other, net	(0.3)	(0.7)
Net cash provided from financing activities	388.1	231.3
Increase in cash, cash equivalents and restricted cash	18.2	109.5
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	199.6	361.0
End of period	$217.8	$470.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$146.3	$184.6
Income taxes paid, net	$1.0	$—
Reorganization items paid	$82.4	$76.2
Right-of-use assets obtained in exchange for operating lease obligations	0.6	$5.5
Right-of-use assets obtained in exchange for finance lease obligations	—	$3.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2019	$1,253.1	$22.6	$(3,350.1)	$(2,074.4)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-13 (See Note 1)	—	—	(1.8)	(1.8)
Net loss	—	—	(101.6)	(101.6)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(2.7)	(101.6)	(104.3)
Share-based compensation	0.6	—	—	0.6
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at March 31, 2020	$1,253.8	$19.9	$(3,453.5)	$(2,179.8)
Net loss	—	—	(162.4)	(162.4)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.9)	—	(0.9)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.5)	—	(2.5)
Comprehensive loss	—	(3.4)	(162.4)	(165.8)
Share-based compensation	0.4	—	—	0.4
Balance at June 30, 2020	$1,254.2	$16.5	$(3,615.9)	$(2,345.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM HOLDINGS, INC.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT (UNAUDITED)

(Millions, except per share amounts)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,250.4	$35.6	$(3,205.3)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02	—	—	3,013.0	3,013.0
Net loss	—	—	(2,310.3)	(2,310.3)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Changes in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.3)	(2,313.9)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Balance at March 31, 2019	$1,252.4	$32.0	$(2,502.6)	$(1,218.2)
Net loss	—	—	(544.1)	(544.1)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.4)	—	(0.4)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.2)	—	(2.2)
Comprehensive loss	—	(2.6)	(544.1)	(546.7)
Share-based compensation	(1.6)	—	—	(1.6)
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Balance at June 30, 2019	$1,250.9	$29.4	$(3,046.7)	$(1,766.4)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Revenues and sales:
Service revenues	$1,164.6	$1,270.2	$2,343.5	$2,572.4
Product and fiber sales	20.7	16.3	42.7	34.7
Total revenues and sales	1,185.3	1,286.5	2,386.2	2,607.1
Costs and expenses:
Cost of services (exclusive of depreciation and amortization included below)	751.8	852.1	1,501.6	1,713.2
Cost of product and fiber sales	21.7	15.2	43.2	32.1
Selling, general and administrative	161.0	185.4	336.8	383.3
Depreciation and amortization	219.9	276.0	452.5	547.5
Goodwill impairment	—	373.3	—	2,712.3
Restructuring and other charges	5.6	6.9	12.0	22.0
Total costs and expenses	1,160.0	1,708.9	2,346.1	5,410.4
Operating income (loss)	25.3	(422.4)	40.1	(2,803.3)
Other income (expense), net	1.7	(9.2)	7.4	(10.2)
Reorganization items, net	(114.4)	(85.4)	(154.9)	(190.3)
Interest expense (contractual interest of $117.1, $240.7, $130.3 and $236.5 for the three and six months ended June 30, 2020 and 2019, respectively)	(66.0)	(80.8)	(139.1)	(172.7)
Loss before income taxes	(153.4)	(597.8)	(246.5)	(3,176.5)
Income tax (expense) benefit	(8.7)	54.1	(16.6)	322.8
Net loss	$(162.1)	$(543.7)	$(263.1)	$(2,853.7)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Net loss	$(162.1)	$(543.7)	$(263.1)	$(2,853.7)
Other comprehensive loss:
Interest rate swaps:
Unrealized losses on designated interest rate swaps	—	—	—	(3.2)
Amortization of net unrealized gains on de-designated interest rate swaps	(3.3)	(3.0)	(6.6)	(4.2)
Income tax benefit	0.8	0.8	1.7	1.9
Change in interest rate swaps	(2.5)	(2.2)	(4.9)	(5.5)
Pension and postretirement plans:
Change in net actuarial loss for employee benefit plans	(1.0)	(0.2)	(1.0)	(0.2)
Amounts included in net periodic benefit cost:
Amortization of net actuarial loss	0.1	—	0.1	—
Amortization of prior service credits	(0.3)	(0.3)	(0.6)	(0.7)
Income tax benefit	0.3	0.1	0.3	0.2
Change in pension and postretirement plans	(0.9)	(0.4)	(1.2)	(0.7)
Other comprehensive loss	(3.4)	(2.6)	(6.1)	(6.2)
Comprehensive loss	$(165.5)	$(546.3)	$(269.2)	$(2,859.9)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Millions)	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$210.0	$191.8
Restricted cash	7.8	7.8
Accounts receivable (net of allowance of $47.7 and $48.2, respectively)	527.8	574.7
Inventories	73.7	64.7
Prepaid expenses and other	233.5	197.7
Total current assets	1,052.8	1,036.7
Goodwill	61.4	61.4
Other intangibles, net	1,013.6	1,068.7
Net property, plant and equipment	3,713.7	3,620.8
Operating lease right-of-use assets	3,909.1	4,018.0
Other assets	81.1	82.9
Total Assets	$9,831.7	$9,888.5
Liabilities and Member Deficit
Current Liabilities:
Current portion of long-term debt	$900.0	$500.0
Accounts payable	327.6	279.2
Advance payments	148.7	151.1
Accrued taxes	61.2	65.6
Other current liabilities	214.7	223.3
Total current liabilities	1,652.2	1,219.2
Other liabilities	24.7	23.6
Liabilities subject to compromise	10,500.0	10,720.1
Total liabilities	12,176.9	11,962.9
Commitments and Contingencies (See Note 12)
Member Deficit:
Additional paid-in capital	1,245.5	1,245.3
Accumulated other comprehensive income	16.5	22.6
Accumulated deficit	(3,607.2)	(3,342.3)
Total member deficit	(2,345.2)	(2,074.4)
Total Liabilities and Member Deficit	$9,831.7	$9,888.5

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Millions)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(263.1)	$(2,853.7)
Adjustments to reconcile net loss to net cash provided from operations:
Depreciation and amortization	452.5	547.5
Allowance for credit losses	12.8	42.8
Share-based compensation expense	1.0	0.3
Non-cash reorganization items, net	(8.4)	55.9
Deferred income taxes	21.7	(322.2)
Goodwill impairment	—	2,712.3
DIP Facilities issuance cost expensed	—	23.4
Other, net	(12.4)	14.4
Changes in operating assets and liabilities, net
Accounts receivable	35.0	(22.8)
Prepaid expenses and other	(31.3)	(82.3)
Accounts payable	(46.5)	197.2
Accrued interest	(0.2)	(10.0)
Accrued taxes	(2.7)	(8.1)
Other current liabilities	(27.8)	(8.2)
Other liabilities	(0.2)	8.9
Other, net	(7.6)	(0.6)
Net cash provided from operating activities	122.8	294.8
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(480.1)	(407.4)
Purchase of FCC spectrum licenses	(13.8)	(10.3)
Other, net	2.3	2.0
Net cash used in investing activities	(491.6)	(415.7)
Cash Flows from Financing Activities:
Distributions to Windstream Holdings, Inc.	(1.1)	(0.9)
Repayments of debt and swaps	—	(372.4)
Proceeds from debt issuance	400.0	655.0
Debt issuance costs	—	(23.4)
Payments under finance lease obligations	(11.6)	(27.2)
Other, net	(0.3)	(0.7)
Net cash provided from financing activities	387.0	230.4
Increase in cash, cash equivalents and restricted cash	18.2	109.5
Cash, Cash Equivalents and Restricted Cash:
Beginning of period	199.6	361.0
End of period	$217.8	$470.5
Supplemental Cash Flow Disclosures:
Interest paid, net of interest capitalized	$146.3	$184.6
Income taxes paid, net	$1.0	$—
Reorganization items paid	$82.4	$76.2
Right-of-use assets obtained in exchange for operating lease obligations	$0.6	$5.5
Right-of-use assets obtained in exchange for finance lease obligations	$—	$3.9

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2019	$1,245.3	$22.6	$(3,342.3)	$(2,074.4)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-13 (See Note 1)	—	—	(1.8)	(1.8)
Net loss	—	—	(101.0)	(101.0)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(2.7)	(101.0)	(103.7)
Share-based compensation	0.6	—	—	0.6
Distributions payable to Windstream Holdings, Inc.	(0.5)	—	—	(0.5)
Balance at March 31, 2020	$1,245.4	$19.9	$(3,445.1)	$(2,179.8)
Net loss	—	—	(162.1)	(162.1)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.9)	—	(0.9)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.5)	—	(2.5)
Comprehensive loss	—	(3.4)	(162.1)	(165.5)
Share-based compensation	0.4	—	—	0.4
Distributions payable to Windstream Holdings, Inc.	(0.3)	—	—	(0.3)
Balance at June 30, 2020	1,245.5	16.5	(3,607.2)	(2,345.2)

See the accompanying notes to the unaudited interim consolidated financial statements.

WINDSTREAM SERVICES, LLC
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF MEMBER DEFICIT (UNAUDITED)

(Millions)	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2018	$1,244.2	$35.6	$(3,199.1)	$(1,919.3)
Cumulative effect adjustments, net of tax:
Adoption of ASU 2016-02	—	—	3,013.0	3,013.0
Net loss	—	—	(2,310.0)	(2,310.0)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.3)	—	(0.3)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(0.9)	—	(0.9)
Changes in designated interest rate swaps	—	(2.4)	—	(2.4)
Comprehensive loss	—	(3.6)	(2,310.0)	(2,313.6)
Share-based compensation	2.4	—	—	2.4
Taxes withheld on vested restricted stock and other	(0.4)	—	—	(0.4)
Distributions payable to Windstream Holdings, Inc.	(0.3)	—	—	(0.3)
Balance at March 31, 2019	$1,245.9	$32.0	$(2,496.1)	$(1,218.2)
Net loss	—	—	(543.7)	(543.7)
Other comprehensive loss, net of tax:
Change in pension and postretirement plans	—	(0.4)	—	(0.4)
Amortization of net unrealized gains on de-designated interest rate swaps	—	(2.2)	—	(2.2)
Comprehensive loss	—	(2.6)	(543.7)	(546.3)
Share-based compensation	(1.6)	—	—	(1.6)
Taxes withheld on vested restricted stock and other	0.1	—	—	0.1
Distributions payable to Windstream Holdings, Inc.	(0.4)	—	—	(0.4)
Balance at June 30, 2019	1,244.0	29.4	(3,039.8)	(1,766.4)

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

Description of Business – We are a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 169,000 route miles.

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

Basis of Presentation – The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2019, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”). In our opinion, these financial statements reflect all adjustments that are necessary for a fair statement of results of operations and financial condition for the interim periods presented including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on May 19, 2020.

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

The preparation of financial statements, in accordance with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements, including the potential impacts arising from the COVID-19 global pandemic. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

FCC Spectrum Licenses - During 2020, we acquired wireless spectrum licenses in the 37, 39 and 47 GHz bands auction conducted by the Federal Communications Commission (“FCC”) for $13.8 million. Combined with the spectrum licenses we acquired in the 24 and 28 GHz bands auctions completed during 2019, the total carrying value of FCC spectrum licenses included in other intangible assets as of June 30, 2020 was $40.4 million. The spectrum licenses have an initial term of 10 years and are subject to renewal by the FCC. Currently, there are no legal, regulatory, contractual, competitive, economic or other factors that would limit the useful life of the spectrum. Accordingly, the spectrum licenses have been classified as indefinite-lived assets.

Operating Lease Income - Certain of our service offerings include equipment leases. We also lease our network facilities to other service providers and enter into arrangements with third parties to lease unused or underutilized portions of our network. Operating lease income was $67.1 million and $132.3 million for the three and six-month periods ended June 30, 2020, respectively, as compared to $62.0 million and $124.1 million for the three and six-month periods ended June 30, 2019, respectively, and is included in services revenues in our consolidated statement of operations.

Provision for Income Taxes - During the three and six-month periods ended June 30, 2020, we recognized income tax expense of $8.5 million and $16.3 million, respectively, as compared to income tax benefits of $54.2 million and $323.0 million for the same periods in 2019. Income tax expense recorded in the three and six-month periods of 2020 reflected discrete tax expense of $25.9 million and $34.4 million, respectively, related to our bankruptcy reorganization and discrete tax expense of $19.7 million and $41.2 million, respectively, related to an increase in our valuation allowance, partially offset by income tax benefits attributable to our loss before taxes. Comparatively, the income tax benefit recorded for the three and six-month periods ended June 30, 2019 reflected the losses before taxes offset by discrete tax expense of $87.6 million and $455.6 million, respectively, related to our goodwill impairments. Inclusive of the discrete items, our effective tax rate was (5.5) percent and (6.6) percent for the three and six-month periods ended June 30, 2020 as compared to 9.1 percent and 10.2 percent for the same periods in 2019.

As of June 30, 2020, we were in a net deferred tax liability position and recorded income tax benefits on non-discrete items during the three and six-month periods of 2020. We will monitor our deferred tax asset position each quarter and determine the appropriate income tax benefit to record based upon the reversal of taxable temporary differences.

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses – In June 2016, the Financial Accounting Standards Boards (“FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by subsequently issued ASU Nos. 2018-19, 2019-11 and 2020-02 (collectively “ASU 2016-13”). This standard introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The estimate of expected credit losses requires entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This new standard also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. ASU 2016-13 was effective for annual and interim reporting periods beginning after December 15, 2019. We adopted ASU 2016-13 using the modified retrospective transition method effective January 1, 2020. Upon adoption, we recorded a cumulative effect adjustment of approximately $1.8 million, net of tax, increasing our accumulated deficit.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

1. Preparation of Interim Financial Statements, Continued:

We estimate credit losses for trade receivables by aggregating similar customer types together to calculate expected default rates based on historical losses as a percentage of total aged revenue. These rates are then applied, on a monthly basis, to the outstanding balances staged by customer. In addition to continued evaluation of historical losses, ASU 2016-13 requires forward-looking information and forecasts to be considered in determining credit loss estimates. Our current forecast methodology assesses historical trends to project future losses and is not forward-looking for potential economic factors that would change the credit loss model. Therefore, historical trends continue to be the most accurate expectation of future losses as Windstream has defined rules around customers who can establish service. Our revenue and associated accounts receivable are based upon a recurring revenue structure whereby customers are billed in advance of service being provided and there is little month-to-month volatility in the composition of the customer base across all segments. We are actively monitoring the impacts of the COVID-19 global pandemic on our customers and their associated accounts receivable balances in order to adjust the allowance for credit losses accordingly. To date, no material risk has been identified, but management will continue to monitor and make adjustments, as necessary.

Our accounts receivable balance consists of the following as of:

(Millions)	June 30, 2020
Accounts receivable	$575.5
Less: Allowance for credit losses	(47.7)
Accounts receivable, net	$527.8
Activity in our allowance for credit losses consists of the following:

(Millions)
Balance as of December 31, 2019	$(48.2)
Cumulative effect adjustment for ASU 2016-13 adoption	(2.6)
Additional allowance for estimated credit losses	(12.8)
Write-offs, net of recovered accounts	15.9
Balance as of June 30, 2020	$(47.7)

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

On February 25, 2019 (the “Petition Date”), Windstream Holdings and all of its subsidiaries, including Windstream Services (collectively, the “Debtors”), filed voluntary petitions (the “Chapter 11 Cases”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).The filing of the Chapter 11 Cases also constitutes an event of default under our debt agreements. Subject to certain specific exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.

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

As further discussed under “Plan of Reorganization,” on June 26, 2020, the Bankruptcy Court entered an order confirming the Debtors’ Plan of Reorganization (the “Confirmation Order”) pursuant to which the Debtors may assume, assign, or reject certain executory contracts and unexpired leases until 45 days after the effective date of our Plan of Reorganization. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors discussed herein, including a quantification of the Debtors’ obligations under any such executory contract or unexpired lease, is qualified by any overriding rejection rights the Debtors continue to have under the Bankruptcy Code.

Uniti Arrangement

The acceleration of the 2023 Notes resulted in an event of default under the contractual arrangement with Uniti, but no default notice has been received. Upon an event of default, remedies available to Uniti include terminating the contractual arrangement and requiring us to transfer the business operations we conduct on the telecommunication network assets so terminated (with limited exceptions) to a successor party for fair market value pursuant to a process set forth in the contractual arrangement, dispossessing us from the telecommunication network assets, and/or collecting monetary damages for the breach (including payment acceleration), electing to leave the contractual arrangement in place and sue for payment and any other monetary damages, and seeking any and all other rights and remedies available under law or in equity. The exercise of such remedies could have a material adverse effect on our business, financial position, results of operations and liquidity. Uniti’s ability to exercise remedies under the contractual arrangement was stayed as of the date of the Chapter 11 petition filing.

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

In conjunction with the announcement, Windstream filed a motion seeking approval from the Bankruptcy Court of the proposed settlement, and a hearing on the motion was held on May 7 and 8, 2020, at which time the Bankruptcy Court approved the settlement with Uniti. The approved settlement is subject to certain regulatory approvals and conditions precedent, including Uniti's receipt of satisfactory "true lease" and REIT opinions, which remain outstanding. Until all conditions are satisfied, there is no guarantee that the settlement with Uniti will be consummated.

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

On March 2, 2020, the Debtors publicly filed the PSA and accompanying plan term sheet (the “Plan Term Sheet”), outlining the terms of the reorganization, including funding an exit facility in an aggregate amount up to $3,250 million (the “New Exit Facility”) and backstop commitments from certain first lien creditors (the “Backstop Commitment Agreement”) related to a $750 million common equity rights offering upon the effective date (the “Rights Offering”). On March 13, 2020, the Debtors filed a motion to approve the Backstop Commitment Agreement, providing for a backstop premium equal to 8 percent of the $750 million committed amount payable in common stock (the “Backstop Premium”), which agreement was approved by the Bankruptcy Court at a hearing on May 8, 2020. Upon the Bankruptcy Court’s entry of the Backstop Premium Agreement approval order on May 13, 2020, the Backstop Premium became fully earned and a liability to Windstream. Following the Bankruptcy Court’s approval of our Plan of Reorganization on June 25, 2020, as further discussed below, the only conditions in which the Backstop Premium would be payable for less than $60.0 million is if Windstream terminates the Backstop Premium Agreement due to a breach by an equity backstop party or the PSA is terminated in accordance with its terms.  Because both of these conditions were deemed remote following the confirmation of our Plan of Reorganization, Windstream accrued $60.0 million for the Backstop Premium in the second quarter of 2020, which amount has been included in reorganization items, net. Among other items, the PSA is conditioned upon the consummation of the settlement with Uniti. Accordingly, there is no guarantee that the Debtors will consummate the PSA.

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

On April 1, 2020, the Debtors filed a Joint Chapter 11 Plan of Reorganization (“the Plan”) with the Bankruptcy Court. On the same date, the Debtors filed a Disclosure Statement relating to the Plan, along with a motion seeking approval of the Disclosure Statement. On May 6, 2020, an amended Disclosure Statement was filed with the Bankruptcy Court that included ranges of allowed claims by creditor classes. As of June 30, 2020 and December 31, 2019, the Debtors have adjusted their recorded liabilities to amounts consistent with the estimate’s ranges specified in the Disclosure Statement. At a hearing held on May 8, 2020, the Disclosure Statement was approved by the Bankruptcy Court, allowing the Company to begin soliciting the requisite accepting votes in favor of the Plan. The Debtors promptly commenced solicitation of votes on the Plan in compliance with the Bankruptcy Court’s order.

The deadline for all holders of Claims to vote on the Plan was June 17, 2020, at 4:00 p.m., prevailing Eastern Time. Holders of Claims entitled to vote in three classes with respect to each Debtor voted to accept the Plan, and the Debtors fulfilled the conditions for voting to allow for confirmation to occur.

On June 24 and 25, 2020, the Bankruptcy Court held a confirmation hearing to consider the approval of the Debtors’ Plan at which time the Bankruptcy Court confirmed the Plan. The Plan memorializes the terms agreed to in the PSA and Plan Term Sheet, providing for, among other things:

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

After the confirmation hearing, on June 26, 2020, the Bankruptcy Court signed an order and confirmed the Plan (the “Confirmation Order”). The approved Plan is subject to certain regulatory approvals and conditions precedent which remain outstanding. Until all conditions are satisfied, there is no guarantee that the Plan will be consummated. As the Plan has yet to be consummated, the accompanying financial statements continue to be prepared pursuant to Accounting Standards Codification (“ASC”) 852, Reorganizations.

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

Going Concern and Financial Reporting

Our financial condition, the defaults under our debt agreements and contractual arrangement with Uniti, and the risks and uncertainties surrounding the Chapter 11 Cases, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is contingent upon, among other factors, our ability to (i) successfully implement such plan of reorganization, (ii) address debt and other liabilities through the bankruptcy process, (iii) generate sufficient cash flow from operations, and (iv) obtain financing sources sufficient to meet our future obligations. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession pursuant to the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business pursuant to relief we obtained from the Bankruptcy Court, for amounts other than those reflected in the accompanying consolidated financial statements. In particular, such financial statements do not purport to show with respect to (i) assets, the realization value on a liquidation basis or availability to satisfy liabilities, (ii) liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) shareholders’ equity accounts, the effect of any changes that may be made in our capitalization, or (iv) operations, the effects of any changes that may be made in the underlying business. An effective plan of reorganization would likely cause material changes to the amounts currently disclosed in the accompanying consolidated financial statements. Further, the plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

Effective on February 25, 2019, we began to apply the provisions of ASC 852, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items, net in the consolidated statements of operations beginning February 25, 2019. The consolidated balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities subject to compromise include pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. If there is uncertainty about whether a secured claim is under-secured, or will be impaired under the plan of reorganization, the entire amount of the claim is included with pre-petition claims in liabilities subject to compromise. In addition, cash used for reorganization items, net is disclosed.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Liabilities Subject to Compromise

Due to the filing of the Chapter 11 Cases on February 25, 2019, the classification of pre-petition indebtedness is generally subject to compromise pursuant to a plan of reorganization, as previously described above. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ businesses and assets. Among other things, the Bankruptcy Court authorized the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes and critical vendors. The Debtors are paying and intend to pay undisputed post-petition liabilities in the ordinary course of business. In addition, the Debtors may reject certain pre-petition executory contracts and unexpired leases with respect to their operations with the approval of the Bankruptcy Court. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims and classified as liabilities subject to compromise.

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

As further discussed in Note 3, “Debt,” our debtor-in-possession facilities have priority over all the other debt obligations of Windstream Services and its subsidiaries. Both the PSA and the Plan indicated that all debt obligations of Windstream Services and its subsidiaries were impaired, except for the debtor-in-possession facilities. Based on the expected treatment of the creditor classes included in the PSA and the Plan, which the Debtors believe to be the most relevant factor in determining the appropriate classification of its debt obligations as of the balance sheet date, debt obligations under the senior secured credit facility, senior first lien notes and bonds issued by Windstream Holdings of the Midwest, Inc. (“Midwest Bonds”) were classified as liabilities subject to compromise during the second quarter of 2019. All unamortized debt issuance costs and original net discount related to these debt obligations were written-off and charged to reorganization items, net during second quarter of 2019. The senior secured second lien notes and unsecured senior notes, which were undercollateralized as of the Petition Date, had been classified as liabilities subject to compromise in the first quarter of 2019. Accordingly, all debt obligations, except for the debtor-in-possession facilities, have been classified as liabilities subject to compromise in the accompanying consolidated balance sheets.

As also discussed in Note 3, “Debt,” adequate protection payment was granted by the Bankruptcy Court to holders of debt obligations under Windstream Services’ senior secured credit facility and to holders of the senior first lien notes and Midwest Bonds. The Debtors have concluded that such payments do not represent the reduction of principal because the allowed claim for the associated secured debt included in the Disclosure Statement agreed to the outstanding principal balance as of June 30, 2020 and December 31, 2019, respectively, and the Bankruptcy Court has not taken any action to date to recharacterize the adequate protection payments as principal reduction. Accordingly, all such adequate protection payments remitted subsequent to the filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations. On June 10, 2020, Windstream filed an amendment to the final debtor-in-possession order, which deferred the remittance of the adequate protection payments earned between July 1, 2020 through and including October 31, 2020. The Disclosure Statement is subject to amendment and, accordingly, there can be no assurance that the treatment of the adequate protection payments will not change.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Liabilities subject to compromise was as follows at:

(Millions)	June 30, 2020	December 31, 2019
Accounts payable	$227.3	$335.7
Advance payments	6.2	6.6
Accrued taxes	26.2	24.5
Other current liabilities	95.1	97.1
Deferred taxes	91.7	72.6
Operating lease liabilities	3,934.7	4,040.7
Pension and other employee benefit plan obligations	305.6	314.0
Other liabilities	185.0	200.7
Accounts payable, accrued and other liabilities	4,871.8	5,091.9
Debt subject to compromise	5,599.3	5,599.3
Accrued interest on debt subject to compromise	28.9	28.9
Long-term debt and accrued interest	5,628.2	5,628.2
Total liabilities subject to compromise	$10,500.0	$10,720.1

Determination of the value at which liabilities will ultimately be settled cannot be made until the Plan becomes effective and the Debtors emerge from bankruptcy. We will continue to evaluate the amount and classification of our pre-petition liabilities. Any adjustment to liabilities that are subject to compromise will be recognized accordingly, and therefore, the aggregate amount of liabilities subject to compromise may change.

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

As of July 24, 2020, the Debtors have received approximately 8,500 proofs of claim for an amount of approximately $16.5 billion. Such amount includes duplicate claims across multiple debtor legal entities. These claims will continue to be reconciled to amounts recorded in liabilities subject to compromise in the consolidated balance sheet. Differences in amounts recorded and claims filed by creditors continue to be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

2. Chapter 11 Filing, Going Concern and Other Related Matters, Continued:
Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily legal and professional fees. Subsequent to the Petition Date, these costs are being expensed as incurred and are expected to significantly affect our consolidated results of operations. Reorganization items, net incurred as a result of the Chapter 11 Cases presented separately in the accompanying consolidated statement of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Professional fees and other bankruptcy-related costs	$47.3	$47.7	$92.1	$66.7
Provision for estimated damages on rejected executory contracts	11.2	25.3	11.2	25.3
Backstop premium	60.0	—	60.0	—
Gain on write-off of net lease liabilities for rejected leases	—	(17.4)	—	(17.4)
Gain on vendor settlements of liabilities subject to compromise	(4.1)	(8.5)	(8.4)	(8.5)
Write-off of deferred long-term debt issuance costs	—	30.6	—	54.7
Write-off of original issue net discount on debt subject to compromise	—	5.5	—	27.1
Debtor-in-possession financing costs	—	2.2	—	42.4
Reorganization items, net	$114.4	$85.4	$154.9	$190.3

Professional fees included in reorganization items, net represent fees for post-petition expenses related to the Chapter 11 Cases. The write-offs of deferred long-term debt issuance costs and original issue net discount relate to debt classified as liabilities subject to compromise. Included in debtor-in-possession financing costs for the three and six-month periods ended June 30, 2019 were fees of $16.9 million that were netted against the $500.0 million proceeds received from issuance of the DIP Facilities, as defined in Note 3.

3. Debt:

Event of Default and Chapter 11 Cases – As discussed in Notes 2 and 12, on February 15, 2019, Judge Jesse Furman found that Windstream Services had defaulted under the indenture governing the August 2023 Notes, which resulted in the acceleration of the August 2023 Notes, and a cross default under Windstream Services’ senior secured credit agreement governing its secured term and revolving line of credit obligations, as well as the remaining obligations under the contractual arrangement with Uniti. In addition, the acceleration of the August 2023 Notes resulted in a cross-acceleration event of default under the indentures governing Windstream Services’ other series of secured and unsecured notes.

On February 25, 2019, Windstream Holdings and all of its subsidiaries, including Windstream Services, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The filing of the Chapter 11 Cases also constituted an event of default under our debt agreements. Due to the Chapter 11 Cases, however, our creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to orders entered by the Bankruptcy Court, the Bankruptcy Court after the second day motion hearing authorized us to conduct our business activities in the ordinary course.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Debt, Continued:

Debt incurred by Windstream Services and its subsidiaries was as follows at:

(Millions)	June 30, 2020	December 31, 2019
Issued by Windstream Services:
Superpriority debtor-in-possession term loan facility	$500.0	$500.0
Superpriority debtor-in-possession revolving credit facility	400.0	—
Senior secured credit facility, Tranche B6 – variable rates, due March 29, 2021 (a) (b)	1,180.5	1,180.5
Senior secured credit facility, Tranche B7 – variable rates, due February 17, 2024 (b)	568.4	568.4
Senior secured credit facility, Revolving line of credit – variable rates, due April 24, 2020 (b)	802.0	802.0
Senior First Lien Notes – 8.625%, due October 31, 2025 (b)	600.0	600.0
Senior Second Lien Notes – 10.500%, due June 30, 2024 (b)	414.9	414.9
Senior Second Lien Notes – 9.000%, due June 30, 2025 (b)	802.0	802.0
Debentures and notes, without collateral:
2020 Notes – 7.750%, due October 15, 2020 (b)	78.1	78.1
2021 Notes – 7.750%, due October 1, 2021 (b)	70.1	70.1
2022 Notes – 7.500%, due June 1, 2022 (b)	36.2	36.2
2023 Notes – 7.500%, due April 1, 2023 (b)	34.4	34.4
2023 Notes – 6.375%, due August 1, 2023 (b)	806.9	806.9
2024 Notes – 8.750%, due December 15, 2024 (b)	105.8	105.8
Issued by subsidiaries of Windstream Services:
Windstream Holdings of the Midwest, Inc. – 6.75%, due April 1, 2028 (b)	100.0	100.0
Long-term debt prior to reclassification to liabilities subject to compromise	6,499.3	6,099.3
Less current portion	(900.0)	(500.0)
Less amounts reclassified to liabilities subject to compromise	(5,599.3)	(5,599.3)
Total long-term debt	$—	$—

(a)
Prior to the filing of the Chapter 11 Cases, if the maturity of the revolving line of credit was not extended prior to April 24, 2020, the maturity date of the Tranche B6 term loan would have become April 24, 2020; provided further, if the 2020 Notes had not been repaid or refinanced prior to July 15, 2020 with indebtedness having a maturity date no earlier than March 29, 2021, the maturity date of the Tranche B6 term loan would have become July 15, 2020.

(b)
Balances have been reclassified to liabilities subject to compromise because these obligations were under-collateralized as of the Petition Date of the Chapter 11 Cases and/or impaired based on the expected treatment of the creditor classes included in the PSA and the Plan.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Debt, Continued:

Debtor-in-Possession Credit Facility - On the Petition Date, Windstream Holdings and Windstream Services entered into a commitment letter (as amended, the “DIP Commitment Letter”) dated as of February 25, 2019 with Citigroup Global Markets Inc. (together with Barclays Bank, PLC, Credit Suisse Loan Funding, Deutsche Bank Securities Inc., Goldman Sachs Bank USA and JPMorgan Chase Bank, N.A., the “Arrangers”), pursuant to which the Arrangers or their affiliates committed to provide senior secured superpriority debtor-in-possession credit facilities in an aggregate principal amount of $1.0 billion, subject to conditions described therein. In connection with the Chapter 11 Cases and in accordance with the DIP Commitment Letter, Windstream Holdings and Windstream Services entered into a Superpriority Secured Debtor-in-Possession Credit Agreement, dated as of March 13, 2019 (the “DIP Credit Agreement”), by and among Windstream Services, as the borrower (the “Borrower”), Windstream Holdings, the other guarantors party thereto, the lenders party thereto (together with such other financial institutions from time to time party thereto, the “DIP Lenders”) and Citibank, N.A., as administrative agent and collateral agent (the “Agent”). The DIP Credit Agreement provides for $1.0 billion in superpriority secured debtor-in-possession credit facilities comprising of (i) a superpriority revolving credit facility in an aggregate amount of $500.0 million (the “Revolving Facility”) and (ii) a superpriority term loan facility in an aggregate principal amount of $500.0 million (the “Term Loan Facility” and, together with the Revolving Facility, the “DIP Facilities”), subject to the terms and conditions set forth therein. In March 2020, Windstream Services borrowed $400.0 million under the Revolving Facility to assist with working capital and other general corporate purposes during the coronavirus global pandemic. Accordingly, as of June 30, 2020, $500.0 million was outstanding under the Term Loan Facility and $400.0 million was outstanding under the Revolving Facility. Considering letters of credit of $28.8 million and $63.5 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $7.7 million as of June 30, 2020.

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

3. Debt, Continued:

Senior Secured Credit Facility - Prior to the filing of the Chapter 11 Cases, the amended credit facility provided Windstream Services the ability to obtain incremental revolving or term loans in an unlimited amount subject to maintaining a maximum secured leverage ratio and other customary conditions, including obtaining commitments and pro forma compliance with financial maintenance covenants consisting of a maximum debt to consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. In addition, Windstream Services could have requested extensions of the maturity date under any of its existing revolving or term loan facilities. Interest rates applicable to the Tranche B7 term loan were, at Windstream Services’ option, equal to either a base rate plus a margin of 2.25 percent per annum or LIBOR plus a margin of 3.25 percent per annum; however, LIBOR at no time could have been less than 0.75 percent. Interest on loans under Tranche B6 were equal to LIBOR plus a margin of 4.00 percent per annum, with LIBOR subject to a 0.75 percent floor. The Tranche B6 and B7 term loans were subject to quarterly amortization in an aggregate amount of approximately 0.25 percent of the initial principal amount of the loans, with the remaining balance payable at maturity.

Revolving Line of Credit - Prior to the filing of the Chapter 11 Cases, under the amended senior secured credit facility, Windstream Services had the ability to obtain revolving loans and issue up to $50.0 million of letters of credit, which upon issuance reduced the amount available for other extensions of credit. Accordingly, the total amount outstanding under the letters of credit and the indebtedness incurred under the revolving line of credit could not exceed $1,250.0 million. Borrowings under the revolving line of credit were used for permitted acquisitions, working capital and other general corporate purposes of Windstream Services and its subsidiaries. Windstream Services paid a commitment fee on the unused portion of the commitments under the revolving credit facility that ranged from 0.40 percent to 0.50 percent per annum, depending on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries. Revolving loans made under the credit facility were not subject to interim amortization and such loans were not required to be repaid prior to April 24, 2020, other than to the extent the outstanding borrowings exceed the aggregate commitments under the revolving credit facility. Interest rates applicable to loans under the revolving line of credit were, at Windstream Services’ option, equal to either a base rate plus a margin ranging from 0.25 percent to 1.00 percent per annum or LIBOR plus a margin ranging from 1.25 percent to 2.00 percent per annum, based on the debt to consolidated EBITDA ratio of Windstream Services and its subsidiaries.

Prior to the filing of the Chapter 11 Cases, Windstream Services borrowed $155.0 million under the revolving line of credit in its senior secured credit facility and retired $370.0 million of these borrowings during the period January 1, 2019 to February 24, 2019. During the first six months of 2019, the variable interest rate on the revolving line of credit ranged from 4.38 percent to 8.50 percent with a weighted average rate on amounts outstanding during the period of 7.23 percent.
Following the filing of the Chapter 11 Cases, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were converted from LIBOR to the alternate base rate, the effects of which increased interest rates 2.00 percent for borrowings under the senior secured credit facility. The Bankruptcy Court also approved an additional 2.00 percent default rate applicable to borrowings under the senior secured credit facility. As of June 30, 2020, interest rates applicable to the revolving line of credit, Tranche B6 term loan and Tranche B7 term loan were 8.50 percent, 10.50 percent and 9.75 percent, respectively. All payments to holders of debt obligations under the senior secured credit facility, senior first lien notes and Midwest Bonds remitted subsequent to the filing of the Chapter 11 Cases have been classified as interest expense in the accompanying consolidated statements of operations.
Interest Expense

Interest expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Interest expense - debt	$69.1	$82.9	$145.2	$176.7
Interest expense - leaseback of real estate contributed to pension plan	1.6	1.5	3.1	3.1
Impact of interest rate swaps	(3.3)	(3.0)	(6.6)	(5.9)
Interest on finance leases and other	0.6	1.4	1.4	2.3
Less capitalized interest expense	(2.0)	(2.0)	(4.0)	(3.5)
Total interest expense	$66.0	$80.8	$139.1	$172.7

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

4. Derivatives:

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

Prior to the filing of the Chapter 11 Cases, the variable rate received on the six swaps was based on one-month LIBOR and reset on the seventeenth day of each month. The maturity date for all six interest rate swap agreements was October 17, 2021 and the total notional value of the swaps was $1,375.0 million. The average fixed interest paid on the swaps ranged from 1.1275 percent to 2.984 percent. All of the interest rate swaps were recognized at fair value as either assets or liabilities, depending on the rights or obligations under the related contracts. Due to previous refinancing transactions, Windstream Services had de-designated certain interest rate swaps and froze the accumulated net losses in accumulated other comprehensive income related to those swaps. The frozen balance is amortized from accumulated other comprehensive income to interest expense over the remaining life of the original swaps.

The agreements with each of the derivative counterparties contained cross-default provisions, whereby if Windstream Services were to default on certain indebtedness, it could also be declared in default on its derivative obligations and be required to net settle any outstanding derivative liability positions with its counterparties at the swap termination value, including accrued interest and excluding any credit valuation adjustment to measure non-performance risk. Following the adverse court ruling from Judge Furman, each of the bank counterparties exercised their rights to terminate the interest rate swap agreements. Accordingly, Windstream Services ceased the application of hedge accounting for all six interest rate swaps, effective February 15, 2019. For those swaps in an asset position at the date of termination as determined by the counterparty, Windstream Services received cash proceeds of $9.6 million to settle the derivative contracts. For swaps in a liability position at the date of termination as determined by the counterparty, the interest rate swaps were adjusted to their termination value of $6.1 million and reclassified as liabilities subject to compromise in the accompanying consolidated balance sheets.

Upon the discontinuance of hedge accounting, Windstream Services concluded that it was still probable that the hedged transactions (future interest payments) will occur. As a result, the accumulated net gains related to the interest rate swaps recorded in accumulated other comprehensive income as of February 15, 2019 were frozen and are being amortized from accumulated other comprehensive income to interest expense over the contractual remaining life of the interest rate swaps.

Set forth below is information related to interest rate swap agreements:

(Millions, except for percentages)	June 30, 2020	December 31, 2019
De-designated portion, unamortized value:
Liabilities subject to compromise	$6.1	$6.1
Accumulated other comprehensive income	$17.0	$23.6

Changes in derivative instruments were as follows for the six-month period ended June 30:

(Millions)	2020	2019
Changes in fair value, net of tax	$—	$(2.4)
Amortization of net unrealized gains on de-designated interest rate swaps, net of tax	$(4.9)	$(3.1)

As of June 30, 2020, Windstream Services expects to recognize net gains of $9.8 million, net of taxes, in interest expense during the next twelve months related to the unamortized value of the de-designated portion of its terminated interest rate swap agreements.

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

Our non-financial assets and liabilities, including property, plant and equipment, goodwill, intangible assets and asset retirement obligations, are measured at fair value on a non-recurring basis. No event occurred during the six-month period ended June 30, 2020 requiring our non-financial assets and liabilities to be subsequently recognized at fair value. Our financial instruments consist primarily of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and debt. These financial instruments are measured at fair value on a recurring basis. Except for debt, the carrying amount of our other financial instruments were estimated by management to approximate fair value due to the relatively short period of time to maturity for those instruments. In calculating the fair value of Windstream Services’ debt, the fair value of the debentures and notes was calculated based on quoted market prices of the specific issuances in an active market when available. The fair value of the other debt obligations was estimated based on appropriate market interest rates applied to the debt instruments. In calculating the fair value of the Windstream Holdings of the Midwest, Inc. notes, an appropriate market price of similar instruments in an active market considering credit quality, nonperformance risk and maturity of the instrument was used.

The fair value of debt was as follows:

(Millions)	June 30, 2020	December 31, 2019
Not Recorded at Fair Value in the Financial Statements: (a)
Debt, including current portion - Level 2:
Included in current portion of long-term debt	$766.4	$500.0
Included in liabilities subject to compromise	$2,051.1	$3,676.1

(a)
Recognized at carrying value of $6,499.3 million and $6,099.3 million in debt, including current portion, and liabilities subject to compromise and excluding unamortized debt issuance costs, in the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

We do not have any assets or liabilities measured for purposes of the fair value hierarchy at fair value using significant unobservable inputs (Level 3). There were no transfers within the fair value hierarchy during the six-month period ended June 30, 2020.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Revenues:

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services and through the sale of equipment to customers and contractors. We also earn revenues from leasing arrangements, federal and state universal service funds and other regulatory-related sources and activities.

Accounts Receivable – Accounts receivable principally consist of amounts billed and currently due from customers and are generally unsecured and due within 30 days. The amounts due are stated at their net estimated realizable value. We maintain an allowance for credit losses to provide for the estimated amount of receivables that will not be collected. As discussed in Note 1, the allowance is based upon an assessment of historical collection experience and the age of outstanding receivables. Concentration of credit risk with respect to accounts receivable is limited because a large number of geographically diverse customers make up our customer base. Due to varying customer billing cycle cut-off, we must estimate service revenues earned but not yet billed at the end of each reporting period. Included in accounts receivable are unbilled revenues related to communication services and product sales of $31.6 million and $33.9 million at June 30, 2020 and December 31, 2019, respectively.

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

Contract assets and liabilities from contracts with customers were as follows at:

(Millions)	June 30, 2020	December 31, 2019
Contract assets (a)	$45.0	$32.8
Contract liabilities (b)	$159.4	$162.3
Revenues recognized included in the opening contract liability balance (c)	$136.6	$161.6

(a)	Included $26.3 million and $20.8 million in prepaid expense and other and $18.7 million and $12.0 million in other assets as of June 30, 2020 and December 31, 2019, respectively.

(b)
Included $145.0 million and $148.0 million in advance payments, $10.8 million and $9.9 million in other liabilities, and $3.6 million and $4.4 million in liabilities subject to compromise as of June 30, 2020 and December 31, 2019, respectively.

(c)	Represents revenues recognized from the contract liability balance as of the beginning of the periods ended June 30, 2020 and 2019, respectively.

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

Remaining performance obligations reflect recurring charges billed, adjusted for discounts and promotional credits and revenue adjustments. At June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was approximately $2.4 billion for contracts with original expected durations of more than one year remaining. We expect to recognize approximately 22 percent, 34 percent and 24 percent of our remaining performance obligations as revenue during the remainder of 2020, 2021 and 2022, respectively, with the remaining balance thereafter.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Revenues, Continued:

Revenue by Category – We disaggregate our revenue from contracts with customers by product type for each of our segments, as we believe it best depicts the nature, amount and timing of our revenue. Revenues recognized from contracts with customers by customer and product type were as follows:

	Three Months Ended June 30, 2020
(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$242.3	$—	$—	$242.3
Voice-only	22.7	—	—	22.7
Video and miscellaneous	6.6	—	—	6.6
Core (a)	—	238.9	—	238.9
Strategic (b)	—	66.1	—	66.1
Legacy (c)	—	103.2	—	103.2
Small business	68.9	—	—	68.9
Wholesale (d)	57.4	—	66.5	123.9
Switched access (e)	5.8	—	4.8	10.6
Other (f)	—	112.6	—	112.6
Service revenues from contracts with customers	403.7	520.8	71.3	995.8
Product and fiber sales	14.3	5.2	1.2	20.7
Total revenue from contracts with customers	418.0	526.0	72.5	1,016.5
Other service revenues (g)	98.1	56.5	14.2	168.8
Total revenues and sales	$516.1	$582.5	$86.7	$1,185.3

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Revenues, Continued:

	Six Months Ended June 30, 2020
(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$482.4	$—	$—	$482.4
Voice-only	46.0	—	—	46.0
Video and miscellaneous	14.5	—	—	14.5
Core (a)	—	488.3	—	488.3
Strategic (b)	—	130.0	—	130.0
Legacy (c)	—	207.9	—	207.9
Small business	140.0	—	—	140.0
Wholesale (d)	116.3	—	132.7	249.0
Switched access (e)	11.2	—	10.4	21.6
Other (f)	—	224.5	—	224.5
Service revenues from contracts with customers	810.4	1,050.7	143.1	2,004.2
Product and fiber sales	28.0	12.8	1.9	42.7
Total revenue from contracts with customers	838.4	1,063.5	145.0	2,046.9
Other service revenues (g)	196.2	116.3	26.8	339.3
Total revenues and sales	$1,034.6	$1,179.8	$171.8	$2,386.2

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Revenues, Continued:

	Three Months Ended June 30, 2019
(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$239.6	$—	$—	$239.6
Voice-only	28.1	—	—	28.1
Video and miscellaneous	10.1	—	—	10.1
Core (a)	—	296.9	—	296.9
Strategic (b)	—	54.8	—	54.8
Legacy (c)	—	125.8	—	125.8
Small business	75.6	—	—	75.6
Wholesale (d)	51.6	—	69.8	121.4
Switched access (e)	6.2	—	7.6	13.8
Other (f)	—	134.8	—	134.8
Service revenues from contracts with customers	411.2	612.3	77.4	1,100.9
Product and fiber sales	8.0	8.3	—	16.3
Total revenue from contracts with customers	419.2	620.6	77.4	1,117.2
Other service revenues (g)	97.5	61.1	10.7	169.3
Total revenues and sales	$516.7	$681.7	$88.1	$1,286.5

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Revenues, Continued:

	Six Months Ended June 30, 2019
(Millions)	Kinetic	Enterprise	Wholesale	Total
Revenue from contracts with customers:
Type of service:
High-speed Internet bundles	$479.5	$—	$—	$479.5
Voice-only	56.7	—	—	56.7
Video and miscellaneous	20.2	—	—	20.2
Core (a)	—	606.3	—	606.3
Strategic (b)	—	103.6	—	103.6
Legacy (c)	—	258.4	—	258.4
Small business	152.8	—	—	152.8
Wholesale (d)	103.1	—	143.6	246.7
Switched access (e)	12.5	—	15.1	27.6
Other (f)	—	275.3	—	275.3
Service revenues from contracts with customers	824.8	1,243.6	158.7	2,227.1
Product and fiber sales	16.0	18.7	—	34.7
Total revenue from contracts with customers	840.8	1,262.3	158.7	2,261.8
Other service revenues (g)	197.5	125.8	22.0	345.3
Total revenues and sales	$1,038.3	$1,388.1	$180.7	$2,607.1

(a)	Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services.

(b)	Strategic revenues consist of Software Defined Wide Area Network (“SD-WAN”), Unified Communications as a Service (“UCaaS”), OfficeSuite©, and associated network access products and services.

(c)	Legacy revenues consist of Time Division Multiplexing (“TDM”) voice and data services.

(d)	Wholesale revenues primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services.

(e)
Switched access revenues include usage sensitive revenues from long-distance companies and other carriers for access to our network in connection with the completion of long-distance calls, as well as reciprocal compensation received from wireless and other local connecting carriers for use of our network facilities.

(f)	Other revenues primarily consist of administrative service fees, subscriber line charges, and non-recurring usage-based long-distance revenues.

(g)	Other service revenues primarily include end user surcharges, CAF – Phase II funding, frozen federal USF, state USF, and access recovery mechanism (“ARM”) support and lease revenue.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

6. Revenues, Continued:

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

Collectively, deferred commissions and other costs to fulfill a contract are referred to as deferred contract costs. We classify deferred contract costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of deferred contract costs are included in prepaid expenses and other and other assets, respectively, in the accompanying consolidated balance sheets. Deferred contract costs totaled $55.5 million at June 30, 2020, of which $37.6 million and $17.9 million were included in prepaid expenses and other and other assets, respectively. At December 31, 2019, deferred contract costs were $53.8 million, of which $34.9 million and $18.9 million were included in prepaid expenses and other and other assets, respectively. Amortization of deferred contract costs was $11.8 million and $23.2 million for the three and six-month periods ended June 30, 2020, compared to $10.0 million and $19.9 million for the three and six-month periods ended June 30, 2019. There was no impairment loss recognized for the three and six-month periods ended June 30, 2020 and 2019, related to deferred contract costs.

7. Employee Benefit Plans:

We maintain a non-contributory qualified defined benefit pension plan. Future benefit accruals for all eligible nonbargaining employees covered by the pension plan have ceased. We also maintain supplemental executive retirement plans that provide unfunded, non-qualified supplemental retirement benefits to a select group of management employees.

The components of pension benefit (income) expense, including provision for executive retirement agreements, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Benefits earned during the period (a)	$1.0	$0.9	$2.0	$1.5
Interest cost on benefit obligation (b)	9.4	11.1	18.8	22.0
Net actuarial loss (b)	2.9	7.7	2.9	7.7
Amortization of prior service credit (b)	(0.2)	(0.2)	(0.4)	(0.5)
Expected return on plan assets (b)	(14.6)	(12.4)	(29.3)	(24.8)
Net periodic benefit (income) expense	$(1.5)	$7.1	$(6.0)	$5.9

(a)	Included in cost of services and selling, general and administrative expense.

(b)	Included in other income (expense), net.

For 2020, the expected employer contributions for pension benefits consists of $52.8 million to the qualified pension plan to satisfy our remaining 2019 and 2020 funding requirements and $0.9 million necessary to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans to avoid certain benefit restrictions. During the first quarter of 2020, we made our required quarterly employer contributions totaling $3.4 million in cash. The remaining required quarterly and annual employer contributions due in 2020 will be funded no later than December 31, 2020, as permitted under certain relief provisions included in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Comparatively in the first six months of 2019, we made our required quarterly employer contributions to the qualified pension plan of $6.4 million in cash.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

7. Employee Benefit Plans, Continued:

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. Windstream matches on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Excluding amounts capitalized, we recorded expenses of $6.4 million and $13.7 million in the three and six-month periods ended June 30, 2020, as compared to $6.5 million and $13.5 million for the same periods in 2019 related to our matching contribution under the employee savings plan, which was included in cost of services and selling, general and administrative expenses in our consolidated statements of operations. Effective January 1, 2020, the 401(k) plan was amended such that the employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. During the first six months of 2020, we contributed $12.6 million in cash to fund the required 2020 employer matching contributions to date and we also contributed $25.7 million in cash to the plan in March 2020 for the 2019 annual matching contribution. We intend to fund the remaining employer matching contributions due in 2020 using cash. Comparatively, in March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution.

8. Restructuring and Other Charges:

Restructuring charges are primarily incurred as a result of evaluations of our operating structure. Among other things, these evaluations explore opportunities to provide greater flexibility in managing and financing existing and future strategic operations, for task automation and the balancing of our workforce based on the current needs of our customers. Severance and other employee benefit-related charges are included in restructuring charges. Other charges primarily consist of incremental costs incurred in integrating the operations of an acquired business.

During the first half of 2020 and 2019, we completed restructurings of our workforce to improve our overall cost structure and gain operational efficiencies. In undertaking these efforts, we eliminated approximately 525 positions and incurred related severance and employee benefit costs of $12.0 million in the first half of 2020 and we eliminated approximately 425 positions and incurred $16.0 million in severance and employee benefit costs in the first half of 2019.

A summary of restructuring and other charges recorded was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Restructuring charges	$5.6	$6.1	$12.0	$16.6
Costs related to merger with EarthLink (a)	—	0.6	—	4.0
Other	—	0.2	—	1.4
Total restructuring and other charges	$5.6	$6.9	$12.0	$22.0

(a)
For the three and six-month periods ended June 30, 2019, these amounts include severance and employee benefit costs for EarthLink employees terminated after the acquisition of $0.4 million and $3.3 million, respectively, and other miscellaneous expenses of $0.2 million and $0.7 million, respectively.

After giving consideration to tax benefits on deductible items, restructuring and other charges increased our reported net loss by $4.2 million and $9.0 million for the three and six-month periods ended June 30, 2020, as compared to $5.2 million and $16.5 million for the same periods in 2019.

The following is a summary of the activity related to the liabilities associated with restructuring activities at June 30, 2020:

(Millions)
Balance at December 31, 2019	$8.1
Severance and benefit costs incurred in period	12.0
Cash outlays during the period	(14.7)
Balance at June 30, 2020	$5.4

Payments of these liabilities will be funded through operating cash flows.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

9. Accumulated Other Comprehensive Income:

Accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	June 30, 2020	December 31, 2019
Pension and postretirement plans	$3.8	$5.0
Unrealized net gains on de-designated interest rate swaps	12.7	17.6
Accumulated other comprehensive income	$16.5	$22.6

Changes in accumulated other comprehensive income balances, net of tax, were as follows:

(Millions)	Unrealized Net Gains on Interest Rate Swaps	Pension and Postretirement Plans	Total
Balance at December 31, 2019	$17.6	$5.0	$22.6
Other comprehensive income before reclassifications	—	(0.7)	(0.7)
Amounts reclassified from other accumulated comprehensive income (a)	(4.9)	(0.5)	(5.4)
Balance at June 30, 2020	$12.7	$3.8	$16.5

(a)	See separate table below for details about these reclassifications.

Reclassifications out of accumulated other comprehensive income were as follows:

	(Millions) Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,			Affected Line Item in the Consolidated Statements of Operations
	2020	2019	2020	2019
Interest rate swaps:
Amortization of net unrealized gains on de-designated interest rate swaps	$(3.3)	$(3.0)	$(6.6)	$(4.2)		Interest expense
	(3.3)	(3.0)	(6.6)	(4.2)		Loss before income taxes
	0.8	0.8	1.7	1.1		Income tax (expense) benefit
	(2.5)	(2.2)	(4.9)	(3.1)		Net loss
Pension and postretirement plans:
Amortization of net actuarial loss	0.1	—	0.1	—
Amortization of prior service credits	(0.3)	(0.3)	(0.6)	(0.7)	(a)
	(0.2)	(0.3)	(0.5)	(0.7)		Loss before income taxes
	—	—	—	0.1		Income tax (expense) benefit
	(0.2)	(0.3)	(0.5)	(0.6)		Net loss
Total reclassifications for the period, net of tax	$(2.7)	$(2.5)	$(5.4)	$(3.7)		Net loss

(a)	Included in the computation of net periodic benefit expense for the period.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

10. Loss per Share:

We compute basic loss per share by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period.

A reconciliation of net loss and number of shares used in computing basic and diluted loss per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2020	2019	2020	2019
Basic and diluted loss per share:
Numerator:
Net loss attributable to common shares	$(162.4)	$(544.1)	$(264.0)	$(2,854.4)
Denominator:
Basic and diluted shares outstanding
Weighted average basic and diluted shares outstanding	42.7	42.6	42.7	42.6
Basic and diluted loss per share:
Net loss	($3.80)	($12.76)	($6.18)	($66.98)

For the three and six-month periods ended June 30, 2020 and 2019, we excluded from the computation of diluted shares the effect of restricted stock units and options to purchase shares of our common stock because their inclusion would have an anti-dilutive effect due to our reported net losses. We had 0.3 million restricted stock units and 0.8 million stock options outstanding as of June 30, 2020, compared to 0.5 million restricted stock units and 1.0 million stock options outstanding at June 30, 2019.

11. Segment Information:

Our business operations are organized into three segments: Kinetic, Enterprise and Wholesale. The Kinetic business unit primarily serves customers in markets in which we are the incumbent local exchange carrier (“ILEC”) and provides services over network facilities operated by us. The Enterprise and Wholesale business units primarily serve customers in markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers.

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

Our wholesale services are focused on providing network bandwidth to other telecommunications carriers and network operators. These services include special access services, which provide access and network transport services to end users including Ethernet access up to 2 Gbps, traditional TDM private line access and transport. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market, and both Ethernet/dedicated Internet connections and broadband access services. The combination of these services allows Kinetic wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

11. Segment Information, Continued:

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

•
Wholesale - Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers within CLEC markets. These services include network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections in CLEC markets to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. The combination of these services allows wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, restructuring and other charges, straight-line expense under the contractual arrangement with Uniti, share-based compensation, spend commitment penalties incurred under certain carrier discount plans, and reserves for funding denials from Universal Service Administrative Company (“USAC”) to our segments because these expenses are centrally managed and/or are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense has also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other income (expense), net, reorganization items, net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

Capital expenditures for network enhancements and information technology-related projects benefiting Windstream as a whole are presented as corporate/shared capital expenditures. Asset information by segment is not monitored or reported to the CODM and therefore has not been presented. Substantially all of our customers are located in the United States, and we do not have any single customer that provides more than 10 percent of our total consolidated revenues and sales.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

11. Segment Information, Continued:

The following table summarizes our segment results:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Kinetic:
Revenues and sales	$516.1	$516.7	$1,034.6	$1,038.3
Costs and expenses	225.6	213.4	442.3	426.2
Segment income	$290.5	$303.3	$592.3	$612.1
Enterprise:
Revenues and sales	$582.5	$681.7	$1,179.8	$1,388.1
Cost and expenses	463.6	542.5	947.8	1,116.3
Segment income	$118.9	$139.2	$232.0	$271.8
Wholesale:
Revenues and sales	86.7	88.1	$171.8	$180.7
Costs and expenses	24.7	23.1	47.4	53.0
Segment income	62.0	65.0	$124.4	$127.7
Total segment revenues and sales	$1,185.3	$1,286.5	$2,386.2	$2,607.1
Total segment costs and expenses	713.9	779.0	1,437.5	1,595.5
Total segment income	$471.4	$507.5	$948.7	$1,011.6

Capital expenditures by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Kinetic	$151.3	$105.7	$284.3	$204.1
Enterprise	24.1	36.5	50.8	78.6
Wholesale	9.2	5.5	16.1	10.7
Corporate/shared (a)	63.1	66.9	128.9	114.0
Total	$247.7	$214.6	$480.1	$407.4

(a)
Represents capital expenditures not directly assigned to the segments and primarily consist of capital outlays for network enhancements and information technology-related projects benefiting Windstream as a whole.

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

11. Segment Information, Continued:

The following table reconciles segment income to consolidated net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Total segment income	$471.4	$507.5	$948.7	$1,011.6
Depreciation and amortization	(219.9)	(276.0)	(452.5)	(547.5)
Goodwill impairment	—	(373.3)	—	(2,712.3)
Restructuring and other charges	(5.6)	(6.9)	(12.0)	(22.0)
Straight-line expense under contractual arrangement with Uniti	(168.3)	(168.9)	(337.1)	(337.7)
Other unassigned operating expenses (a)	(52.8)	(105.3)	(108.2)	(196.3)
Other income (expense), net	1.7	(9.2)	7.4	(10.2)
Reorganization items, net	(114.4)	(85.4)	(154.9)	(190.3)
Interest expense	(66.0)	(80.8)	(139.1)	(172.7)
Income tax (expense) benefit	(8.5)	54.2	(16.3)	323.0
Net loss	$(162.4)	$(544.1)	$(264.0)	$(2,854.4)

(a)
Included in these expenses are spend commitment penalties incurred under certain carrier discount plans of $0.8 million and $1.2 million three and six-month periods ended June 30, 2020, as compared to $30.3 million and $58.9 million for the same periods in 2019. For both periods of 2019, these expenses include a reserve of $19.7 million for a funding denial from USAC pursuant to the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program.

12. Commitments and Contingencies:

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Commitments and Contingencies, Continued:

After a trial in July 2018, on February 15, 2019, Judge Jesse Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off, invalidating the 2017 exchange and consent transactions, and found that the trustee under the 2013 Indenture and/or Aurelius was entitled to a judgment:

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

(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
_____

12. Commitments and Contingencies, Continued:

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

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 Cases with regard to this matter as it was determined it falls under a regulatory exception and is precluded from the automatic stay. USAC filed a proof of claim in the Chapter 11 Cases for approximately $6.0 million, reflecting the amount of funding previously remitted to Windstream as referenced above; Windstream has filed an objection to this proof of claim.

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

The following sections provide an overview of our results of operations and highlight key trends and uncertainties in our business. Certain statements constitute forward-looking statements. See “Forward-Looking Statements” at the end of this discussion for additional factors relating to such statements, and see “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 19, 2020, for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

There are no significant differences between the consolidated results of operations, financial condition, and cash flows of Windstream Holdings and those of Windstream Services other than for certain expenses directly incurred by Windstream Holdings principally consisting of audit, legal and board of director fees, NASDAQ listing fees, other shareholder-related costs, income taxes, common stock activity, and payables from Windstream Services to Windstream Holdings. For the three and six-month periods ended June 30, 2020, the amount of pre-tax expenses directly incurred by Windstream Holdings was approximately $0.5 million and $1.2 million compared to $0.5 million and $0.9 million for the same periods in 2019. On an after-tax basis, expenses incurred directly by Windstream Holdings was approximately $0.3 million and $0.9 million for the three and six-month periods ended June 30, 2020, compared to $0.4 million and $0.7 million for the same periods in 2019. Unless otherwise indicated, the following discussion of our business strategy, trends and results of operations pertain to both Windstream Holdings and Windstream Services.

OVERVIEW

We are a leading provider of advanced network communications and technology solutions for businesses across the U.S. We also offer broadband, entertainment and security solutions to consumers and small businesses primarily in rural areas in 18 states. Additionally, we supply core transport solutions on a local and long-haul fiber network spanning approximately 169,000 miles.

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

On April 1, 2020, the Debtors filed a Joint Chapter 11 Plan of Reorganization (“the Plan”) with the Bankruptcy Court. On the same date, the Debtors filed a Disclosure Statement relating to the Plan. The Plan was approved by the Bankruptcy Court on June 25, 2020 and provides for the reduction of more than $4 billion of our existing debt. Pending receipt of regulatory approvals, we expect to emerge from bankruptcy as a private company later this summer.

For more information regarding the impact of the Chapter 11 Cases, settlement with Uniti and our plan of reorganization see Note 2 to the consolidated financial statements and “Financial Condition, Liquidity and Capital Resources” below.

CORONAVIRUS, COVID-19, CONSIDERATIONS AND IMPACTS TO OUR BUSINESS

During 2020 in response to the COVID-19 global pandemic, we implemented various actions across our organization to mitigate the spread and impact of the virus and to meet the needs of our customers. Certain impacts to our operations and actions by us in response to COVID-19 include the following

•
Took comprehensive action to keep our employees safe, including implementing a work-from-home strategy for employees whose jobs can be performed remotely, including call center support, sales and marketing, finance and other administrative functions. We also implemented processes and procedures to limit face-to-face interactions between our field technicians and customers and provided personal protection equipment to our technicians to allow them to continue to work safely while responding to an increase in demand for our broadband services.

•
Participated in the Federal Communications Commission (“FCC”) Keep Americans Connected Pledge not to turn-off service or charge late fees due to a customer’s inability to pay their bill due to circumstances related to COVID-19 functions.

•	Through constant communication with our vendors and suppliers and managing our existing inventory, we have avoided any significant disruptions to our supply chain.

•
Our broadband network is well equipped to handle the expected incremental demand given our past efforts to modernize our network and provide high-speed IP/Ethernet services. We have experienced increased demand for data services within our Kinetic business segment driven by our enhanced speed capabilities combined with families working and managing essential functions from their homes to lessen the impact of COVID-19.

During the second quarter of 2020, we incurred $4.5 million of incremental costs related to COVID-19, primarily consisting of supplemental premium pay and benefits for our technicians and the cost of personal protection supplies, including gloves, masks and hand sanitizer. The ongoing impacts of COVID-19 on our business are uncertain due to many factors and could have a material adverse impact on our future results of operations, cash flows and financial position.

EXECUTIVE SUMMARY

To execute on our mission and achieve our vision, we have the following key priorities for 2020:

•	Focus on growth.

We plan on exiting our restructuring in 2020 with a new capital structure, which will allow for continued strategic investments in our Kinetic business and increase speed capabilities to more of our Kinetic footprint.

•	Maintain product and software leadership.

We will continue to maintain our leadership positions in telecommunications products and software. Our 2020 focus will be on continuing to expand our broadband speed capabilities, continuing to enhance our SD-WAN and UCaaS products, expanding our metro fiber and long-haul network services, and enhancing our customer-facing digital experience through our customer portals and interfaces.

•	Deliver consistent excellence in the customer experience.

In 2019, we saw dramatic improvements in our net promoter scores, customer satisfaction surveys and industry awards. We will continue this momentum in 2020 by enhancing network visibility and design for our customers and expanding software tools and automation efforts to better and more efficiently serve our customers.

•	Drive adoption of strategic products.

We have made significant progress transitioning from legacy products and services to our industry-leading SD-WAN and UCaaS products. We expect to achieve solid growth in our strategic revenues as we continue to aggressively work to convert existing customers from legacy to strategic products and services.

•	Manage costs aggressively.

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

Our focused operational strategy for each business segment has the overall objective to slow the decline in adjusted OIBDA, which is defined as operating income (loss) before depreciation and amortization and goodwill impairment and adjusted to exclude the impacts of straight-line expense under the contractual arrangement with Uniti, share-based compensation, restructuring and other charges, and certain other costs.

During the second quarter and first half of 2020, we achieved the following related to these initiatives:

•
We added 22,100 net broadband customers during the second quarter of 2020, surpassing last quarter as the single highest quarterly customer growth in more than a decade and marking the ninth consecutive quarter that we grew high-speed Internet customers. With over 40,000 net subscribers added in the first half of 2020, we now expect to add 60,000 net high-speed Internet customers for the full year of 2020. This growth in market share has been driven by our continued improvement in our broadband speed capability. As of June 30, 2020, 71 percent of our broadband customer base enjoy speeds of 25 Mbps or greater, up 1,000-basis points from the end of 2018. We have nearly tripled the availability of 100 megabytes per second (“Mbps”) speeds across our footprint and now 43 percent of our households can receive speeds of 100 Mbps or greater, up from 15 percent at the end of 2018, and 56 percent of our households have access to speeds of 25 Mbps or greater, up from 47 percent a year ago. Additionally, we have enabled 1-Gigabyte per second (“Gbps”) capability to over 100,000 commercial locations across our footprint. Increasing penetration of faster speeds across our customer base remains a key priority for us to continue to drive subscriber growth and higher average monthly revenue per customer. Currently, only 40 percent of our Kinetic households capable of receiving 25 Mbps or greater speeds and only 13 percent of such households with access to 1 Gbps speeds are enjoying those speeds. Year-to-date contribution margin in our Kinetic segment was 57.2 percent.

•
In our Enterprise business, our emphasis on growing revenues from our strategic products continues to help offset the continued pressure on our core and legacy product offerings. We remain the nation’s largest Software Defined Wide Area Network (“SD-WAN”) service provider with over 3,200 SD-WAN customers under contract representing over 29,000 endpoint locations. OfficeSuite© demand also remains strong as we now have approximately 5,500 Unified Communications as a Service (“UCaaS”) seats installed, Our total annualized strategic product revenue reached $334 million in the second quarter of 2020, representing 24 percent year-over-year growth and now represents 15 percent of our total Enterprise service revenues. Contribution margin in our Enterprise segment was 19.7 percent for the first half of 2020, up slightly from the same period a year ago.

•	Year-to-date contribution margin in our Wholesale segment was 72.4 percent and reflected our continued focus on expense management.

•
During the first six months of 2020, our total annualized interconnection, network facility and fiber expenses decreased by 14 percent on a year-over-year basis to an annualized amount of approximately $1.1 billion as of June 30, 2020. This annual interconnection expense amount still includes approximately $700 million of TDM-related expenses including network facility expense, which remain the focus for future cost reductions.

See “Consolidated Results of Operations” section below for a detailed discussion and analysis of our second quarter and year-to-date consolidated operating results.

CONSOLIDATED RESULTS OF OPERATIONS

The following table reflects the consolidated operating results of Windstream Holdings:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2020	2019	Amount	%	2020	2019	Amount	%
Revenues and sales:
Service revenues	$1,164.6	$1,270.2	$(105.6)	(8)	$2,343.5	$2,572.4	$(228.9)	(9)
Product and fiber sales	20.7	16.3	4.4	27	42.7	34.7	8.0	23
Total revenues and sales	1,185.3	1,286.5	(101.2)	(8)	2,386.2	2,607.1	(220.9)	(8)
Costs and expenses:
Cost of services (a)	751.8	852.1	(100.3)	(12)	1,501.6	1,713.2	(211.6)	(12)
Cost of product and fiber sales	21.7	15.2	6.5	43	43.2	32.1	11.1	35
Selling, general and administrative	161.5	185.9	(24.4)	(13)	338.0	384.2	(46.2)	(12)
Depreciation and amortization	219.9	276.0	(56.1)	(20)	452.5	547.5	(95.0)	(17)
Goodwill impairment (b)	—	373.3	(373.3)	(100)	—	2,712.3	(2,712.3)	(100)
Restructuring and other charges (c)	5.6	6.9	(1.3)	(19)	12.0	22.0	(10.0)	(45)
Total costs and expenses	1,160.5	1,709.4	(548.9)	(32)	2,347.3	5,411.3	(3,064.0)	(57)
Operating income (loss)	24.8	(422.9)	447.7	106	38.9	(2,804.2)	2,843.1	101
Other income (expense), net	1.7	(9.2)	10.9	118	7.4	(10.2)	17.6	173
Reorganization items, net (d)	(114.4)	(85.4)	29.0	34	(154.9)	(190.3)	(35.4)	(19)
Interest expense	(66.0)	(80.8)	(14.8)	(18)	(139.1)	(172.7)	(33.6)	(19)
Loss before income taxes	(153.9)	(598.3)	(444.4)	(74)	(247.7)	(3,177.4)	(2,929.7)	(92)
Income tax (expense) benefit	(8.5)	54.2	62.7	116	(16.3)	323.0	339.3	105
Net loss	$(162.4)	$(544.1)	$(381.7)	(70)	$(264.0)	$(2,854.4)	$(2,590.4)	(91)
* Not meaningful

(a)	Excludes depreciation and amortization included below.

(b)
In connection with our adoption of ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), effective January 1, 2019, we recognized a cumulative effect adjustment to our opening accumulated deficit balance of approximately $3.0 billion, primarily due to changing the accounting treatment of our contractual arrangement with Uniti Group, Inc. (“Uniti”) from a financing transaction to an operating lease. Due to recording the cumulative effect adjustment and the resulting increase in the carrying value of our reporting units, we performed a quantitative goodwill impairment test and recorded a goodwill impairment charge of $2,339.0 million, representing the aggregate excess of the carrying values of the reporting units to their fair values.

Effective April 1, 2019, we implemented a new business unit organizational structure resulting in a change in our reportable operating segments and reporting units and reallocated remaining goodwill on a relative fair value to our Kinetic, Enterprise and Wholesale reporting units and performed a quantitative goodwill impairment test, which indicated that the carrying values of our Kinetic and Enterprise reporting units exceeded their fair values. Accordingly, during the second quarter of 2019, we recorded an impairment of all goodwill allocated to our Kinetic and Enterprise reporting units totaling $373.3 million.

(c)	See Note 8 for discussion related to restructuring and other charges recorded in each period.

(d)	See Note 2 for discussion related to reorganization items, net recorded in each period.

Service Revenues

The following table reflects the primary drivers of the changes in service revenues compared to the same period a year ago:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	Increase (Decrease)	Increase (Decrease)
(Millions)	Amount %	Amount %
Decreases in Wholesale service revenues (a)	(2.6)	$(10.8)
Decreases in Kinetic service revenues (b)	(6.9)	(15.7)
Decreases in Enterprise service revenues (c)	(96.1)	(202.4)
Net decreases in service revenues	$(105.6) (8)	$(228.9) (9)

(a)
Decreases were primarily due to reductions in switched access revenues and usage for voice-only services and lower demand for dedicated copper-based circuits, as carriers continue to migrate traffic to fiber-based connections. These decreases were partially offset by price increases implemented in January 2020.

(b)
Decreases were primarily due to lower demand for consumer voice-only services, a decline in small business revenues reflecting a reduction in customers served, primarily due to the impacts of competition, and reductions in switched access revenues and state USF and access recovery support attributable to the effects of intercarrier compensation reform. These decreases were partially offset by an increase in high-speed Internet bundle revenues attributable to growth in net broadband customers and higher wholesale revenues resulting from a price increase implemented January 2020.

(c)
Decreases were primarily due to adverse effects of operating a business while in bankruptcy and the resulting increase in customer churn. As a result, service revenues reflect reductions in traditional voice, long-distance and data and integrated services, declines in long-distance usage, partially offset in growth in strategic revenues and increased demand for video conferencing services.

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

The following table reflects the primary drivers of the changes in product and fiber sales compared to the same period a year ago:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in Kinetic product sales (a)	$6.3		$12.0
Increases in Wholesale fiber sales	1.2		1.9
Decreases in Enterprise product sales (b)	(3.1)		(5.9)
Net increases in product and fiber sales	$4.4	27	$8.0	23

(a)	Increases were due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

(b)	Decreases were primarily due to lower equipment installations.

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

The following table reflects the primary drivers of the changes in cost of services compared to the same period a year ago:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Changes in network and other operations (a)	$2.0		$(8.7)
Decreases in federal USF expense (b)	(3.4)		(9.9)
Decreases in bad debt expense (c)	(24.7)		(30.0)
Decreases in interconnection expense (d)	(74.2)		(163.0)
Net decreases in cost of services	$(100.3)	(12)	$(211.6)	(12)

(a)
These expenses include $4.5 million of incremental costs related to COVID-19, primarily consisting of supplemental premium pay and benefits for our technicians and the cost of personal protection supplies, including gloves, masks and hand sanitizer. These incremental costs were partially offset in the three-month period of 2020 and fully offset in the six-month period of 2020 by reductions in labor costs attributable to work force reductions completed in 2020 and 2019.

(b)	Decreases reflect the overall decline in revenues.

(c)
Decreases reflect improvement in the collection of our trade receivables, when compared to the corresponding periods of 2019. The three and six-month periods of 2019 also included a reserve of $19.7 million for funding denial from Universal Service Administrative Company (“USAC”) pursuant to funding for the years 2012 to 2017 related to a large customer participating in the Universal Service Rural Healthcare Telecommunications Program.

(d)
Decreases in interconnection expense were attributable to rate reductions and cost improvements from the continuation of network efficiency projects, increased customer churn, and lower long-distance usage as well as, reductions in the three and six-month periods of 2020 of $29.5 million and $57.7 million, respectively, in incremental costs incurred related to spend commitment penalties under certain carrier discount plans, when compared to the same prior-year periods.

Cost of Product and Fiber Sales

Cost of product and fiber sales represents the associated cost of equipment and fiber sales to customers. The following table reflects the primary drivers of the changes in cost of sales compared to the same period a year ago:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in sales to Kinetic customers	$6.6		$13.0
Increases in Wholesale fiber sales	0.5		0.5
Decreases in sales to Enterprise customers	(0.6)		(2.4)
Net increases in cost of product and fiber sales	$6.5	43	$11.1	35

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

The following table reflects the primary drivers of the changes in SG&A expenses compared to the same period a year ago:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Increases in share-based compensation	$2.0		$0.6
Decreases in sales and marketing	(1.5)		(1.9)
Changes in pre-bankruptcy legal and consulting fees (a)	0.2		(3.0)
Decreases in billing postage	(1.3)		(3.4)
Decreases in salaries and other benefits (b)	(5.1)		(10.4)
Decreases in occupancy rent, utilities and maintenance costs (c)	(6.6)		(12.8)
Decreases in other costs (b)	(12.1)		(15.3)
Net decreases in SG&A	$(24.4)	(13)	$(46.2)	(12)

(a)	Represents amounts incurred prior to the filing of the Chapter 11 Cases.

(b)	Decreases were primarily attributable to workforce reductions completed in 2020 and 2019.

(c)	Decreases were primarily attributable to cost savings and other expense management initiatives.
Depreciation and Amortization

Depreciation and amortization expense includes the depreciation of property, plant and equipment and the amortization of intangible assets. The following table reflects the primary drivers of the changes in depreciation and amortization expense compared to the same period a year ago:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Increase (Decrease)		Increase (Decrease)
(Millions)	Amount	%	Amount	%
Decreases in amortization expense (a)	$(9.1)		$(18.3)
Decreases in depreciation expense (b)	(47.0)		(76.7)
Net decreases in depreciation and amortization expense	$(56.1)	(20)	$(95.0)	(17)

(a)
Decreases reflect the use of the sum-of-the-years-digits method for customer lists. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize.

(b)
Decreases primarily reflect the beneficial impact from no longer recording depreciation expense on assets still in service which became fully depreciated or were retired from service subsequent to the end of the first quarter of 2019.

Operating Income (Loss)

We reported operating income of $24.8 million and $38.9 million for the three and six-month periods ended June 30, 2020, as compared to operating losses of $422.9 million and $2,804.2 million for the same periods in 2019. The operating losses for the three and six-month periods of 2019 were primarily due to the goodwill impairment charges of $373.3 million and $2,712.3 million, respectively.

Interest Expense

Set forth below is a summary of interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Superpriority debtor-in-possession facilities	$7.2	$5.7	$13.8	$7.1
Senior secured credit facility, Tranche B	34.8	44.7	74.7	79.1
Senior secured credit facility, revolving line of credit	12.5	17.8	27.4	30.8
Senior secured first and second lien notes	12.9	13.0	25.9	43.7
Senior unsecured notes	—	—	—	12.6
Notes issued by subsidiaries	1.7	1.7	3.4	3.4
Leaseback of real estate contributed to pension plan	1.6	1.5	3.1	3.1
Impacts of interest rate swaps	(3.3)	(3.0)	(6.6)	(5.9)
Interest on finance leases and other	0.6	1.4	1.4	2.3
Less capitalized interest expense	(2.0)	(2.0)	(4.0)	(3.5)
Total interest expense	$66.0	$80.8	$139.1	$172.7

The decreases for the three and six-month periods of 2020 in interest expense related to our debt obligations under the senior secured credit facility, senior secured first and second lien notes primarily reflect a March 2020 reduction in federal borrowing rates in response to the COVID-19 pandemic, which decreased interest rates by approximately 150 basis points. Interest expense in the six-month period of 2020 also decreased $12.6 million due to no longer recording interest expense on our unsecured senior notes after the filing of the Chapter 11 Cases. The decreases in both periods of 2020 were partially offset by additional interest associated with borrowings under our superpriority debtor-in-possession facility.

Income Taxes

During the three and six-month periods ended June 30, 2020, we recognized income tax expense of $8.5 million and $16.3 million, respectively, as compared to income tax benefits of $54.2 million and $323.0 million for the same periods in 2019. The income tax expense recorded in the six-month period of 2020 reflected discrete tax expense of $34.4 million related to our bankruptcy reorganization and discrete tax expense of $41.2 million related to the increase in our valuation allowance. Comparatively, the income tax benefit recorded in the six-month period ended June 30, 2019 reflected the loss before taxes offset by discrete tax expense of $455.6 million related to our goodwill impairment. Our effective tax rates were (5.5) percent and (6.6) percent for the three and six-month periods ended June 30, 2020, respectively, as compared to 9.1 percent and 10.2 percent for the same periods in 2019, respectively. The effective rates for the six-month periods ended June 30, 2020 and 2019 were impacted by the discrete items discussed above.

As of June 30, 2020, we were in a net deferred tax liability position and recorded an income tax benefit on non-discrete items during the second quarter of 2020. We will monitor our deferred tax asset position each quarter and determine the appropriate income tax benefit to record based upon the reversal of taxable temporary differences. For 2020, our annualized effective income tax rate is expected to range between 24.0 and 25.0 percent, excluding one-time discrete items. Changes in our relative profitability, as well as recent and proposed changes to federal and state tax laws may cause the rate to change from historical rates. In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory rates and tax planning opportunities. Significant or unusual items are separately recognized in the quarter in which they occur.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law in the United States. The enactment of the CARES Act did not have a material impact to our consolidated results of operations during the second quarter of 2020, nor do we expect it to have a material impact in the future.

SEGMENT OPERATING RESULTS

Our business operations are organized into three segments: Kinetic, Enterprise and Wholesale. The Kinetic business unit primarily serves customers in markets in which we are the incumbent local exchange carrier (“ILEC”) and provides services over network facilities operated by us. The Enterprise and Wholesale business units primarily serve customers in markets in which we are a competitive local exchange carrier (“CLEC”) and provide services over network facilities primarily leased from other carriers.

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

Our wholesale services are focused on providing network bandwidth to other telecommunications carriers and network operators. These services include special access services, which provide access and network transport services to end users including Ethernet access up to 2 Gbps, traditional TDM private line access and transport. Wholesale services also include fiber-to-the-tower connections to support the wireless backhaul market, and both Ethernet/dedicated Internet connections and broadband access services. The combination of these services allows Kinetic wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

Wholesale - Our wholesale operations are focused on providing network bandwidth to other telecommunications carriers, network operators, and content providers within CLEC markets. These services include network transport services to end users, Ethernet and Wave transport up to 100 Gbps, and dark fiber and colocation services. Wholesale services also include fiber-to-the-tower connections in CLEC markets to support the wireless backhaul market. In addition, we offer voice and data carrier services to other communications providers and to larger-scale purchasers of network capacity. The combination of these services allows wholesale customers to provide voice and data services to their customers through the use of our network or in combination with their own networks.

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

Segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers; selling, general and administrative expenses that are directly associated with specific segment customers or activities; and certain allocated expenses which include network expenses, facilities expenses and other expenses, such as vehicle and real estate-related expenses. Operating expenses associated with regulatory and other revenues have also been assigned to our segments. We do not assign depreciation and amortization expense, goodwill impairment, restructuring and other charges, straight-line expense under the contractual arrangement with Uniti, share-based compensation, spend commitment penalties incurred under certain carrier discount plans, and reserves for funding denials from USAC to our segments because these expenses are centrally managed and/or are not monitored by or reported to the chief operating decision maker (“CODM”) by segment. Similarly, certain costs related to centrally managed administrative functions, such as accounting and finance, information technology, network management, legal and human resources, are not assigned to our segments. Interest expense has also been excluded from segment operating results because we manage our financing activities on a total company basis and have not assigned any debt or lease obligations to the segments. Other income (expense), net, reorganization items, net, and income tax (expense) benefit are not monitored as a part of our segment operations and, therefore, these items also have been excluded from our segment operating results.

See Note 11 to the consolidated financial statements for a reconciliation of total segment income to our consolidated net loss.

KINETIC SEGMENT

As of June 30, 2020, the Kinetic segment includes approximately 1.3 million residential customers. This segment generated $1,034.6 million in revenue and $592.3 million in segment income, or contribution margin, during the first half of 2020.

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

Second Quarter 2020 Operational Highlights

During the second quarter of 2020, we grew high-speed Internet customers for the ninth consecutive quarter as we added 22,100 net broadband customers, or an increase of more than 1,000-basis points year-over-year. As of June 30, 2020, 71 percent of our broadband customer base enjoy speeds of 25 Mbps or greater, a 1000-basis point improvement from the end of 2018. We have nearly tripled the availability of 100 Mbps speeds across our footprint and now 43 percent of our households can receive speeds of 100 Mbps or greater and 56 percent of our households have access to speeds of 25 Mbps or greater. Additionally, we have enabled 1-Gbps capability to over 100,000 commercial locations across our footprint.

The graph below highlights our growth in net broadband customers.

The graph below highlights our significant improvement in speed capabilities since the end of 2018.

Results of Operations

The following table reflects the Kinetic segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2020	2019	Amount	%	2020	2019	Amount	%
Revenues and sales:
Service revenues:
High-speed Internet bundles (a)	$258.1	$253.2	$4.9	2	$513.1	$506.3	$6.8	1
Voice-only (b)	22.7	28.1	(5.4)	(19)	46.0	56.7	(10.7)	(19)
Video and miscellaneous (c)	6.6	10.1	(3.5)	(35)	14.5	20.2	(5.7)	(28)
Total consumer	287.4	291.4	(4.0)	(1)	573.6	583.2	(9.6)	(2)
Small business (d)	72.0	78.4	(6.4)	(8)	146.1	158.3	(12.2)	(8)
Wholesale (e)	58.1	52.3	5.8	11	117.7	104.6	13.1	13
Switched access (f)	5.8	6.2	(0.4)	(6)	11.2	12.5	(1.3)	(10)
CAF Phase II funding and frozen federal USF (f)	43.8	44.4	(0.6)	(1)	87.7	89.8	(2.1)	(2)
State USF and ARM support (g)	19.9	21.7	(1.8)	(8)	39.8	43.8	(4.0)	(9)
End user surcharges (g)	14.8	14.3	0.5	3	30.5	30.1	0.4	1
Total service revenues	501.8	508.7	(6.9)	(1)	1,006.6	1,022.3	(15.7)	(2)
Product sales (h)	14.3	8.0	6.3	79	28.0	16.0	12.0	75
Total revenues and sales	516.1	516.7	(0.6)	—	1,034.6	1,038.3	(3.7)	—
Costs and expenses (i)	225.6	213.4	12.2	6	442.3	426.2	16.1	4
Segment income	$290.5	$303.3	$(12.8)	(4)	$592.3	$612.1	$(19.8)	(3)

(a)	Increases reflected growth in broadband customers, partially offset by the effects of competitively priced rate plans designed to improve customer churn.

(b)	Decreases were primarily attributable to lower demand for voice-only services.

(c)	Decreases reflect lower revenues from satellite, cable and IP television offerings due to declines in customers subscribing to these services.

(d)	Decreases were primarily attributable to lower usage for voice-only and high-speed Internet services and declines in customers due to the impacts of competition.

(e)	Increases due to higher recurring revenues resulting from a price increase implemented in January 2020.

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

(g)
Universal Service Fund (“USF”) revenues are government subsidies designed to partially offset the cost of providing wireline services in high-cost areas. CAF Phase II funding is provided for the purpose of expanding and supporting broadband service in rural areas and effectively replaces frozen federal USF support in those states in which we elected to receive the CAF Phase II funding. The access recovery mechanism (“ARM”) is additional federal universal service support available to help mitigate revenue losses from intercarrier compensation reform. The decreases in state USF and ARM support in 2020 were primarily due to the effects of intercarrier compensation reform. See “Regulatory Matters” for a further discussion of state and federal regulatory actions impacting these revenues and our election of CAF Phase II funding.

(h)	Increases were primarily due to higher sales of network equipment on a wholesale basis to contractors due to increased demand.

(i)
Increases reflect $4.0 million of incremental costs related to COVID-19, primarily consisting of supplemental premium pay and benefits for our technicians and the cost of personal protection supplies and increases in sales commission expense consistent with the growth in broadband customers.

The following table reflects the Kinetic segment operating metrics:

	Consumer Operating Metrics:
(Thousands)	Households served (a)	High-speed Internet customers (b)
June 30, 2020	1,262.7	1,089.4
March 31, 2020	1,247.2	1,067.3
Increase in customers	15.5	22.1

June 30, 2019	1,244.0	1,034.3
March 31, 2019	1,250.6	1,032.4
Decrease (increase) in customers	(6.6)	1.9

Year-over-Year metrics:
Increase in customers	18.7	55.1
Percentage increase	2%	5%

(a)
Increases in the number of consumer households served were primarily attributable to the increase in high-speed Internet customers discussed below. For the three and six-month periods ended June 30, 2020, consumer households served increased by 15,500 and 24,700, compared to decreases of 6,600 and 3,900, for the same periods in 2019.

(b)
Increases in consumer high-speed Internet customers were primarily due to the improved sales and customer retention efforts primarily attributable to offering faster, more competitive speeds. As of June 30, 2020, we provided high-speed Internet service to all of our primary residential lines in service and approximately 77 percent of our total voice lines had high-speed Internet competition, primarily from cable service providers. For the three and six-month periods ended June 30, 2020, consumer high-speed Internet customers increased by 22,100 and 40,100, compared to an increase of 1,900 and 13,300 for the same periods in 2019.

ENTERPRISE SEGMENT

Our Enterprise segment provides advanced communications services to enterprise customers. During the first half of 2020, the Enterprise segment generated $1,179.8 million in revenue and $232.0 million in contribution margin.

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

Second Quarter 2020 Operational Highlights

Our emphasis on growing revenues from our strategic products continues to help offset the continued pressure on our core and legacy product offerings. We remain the nation’s largest SD-WAN service provider and we continue to see demand in the marketplace for our strategic product offerings, including OfficeSuite© and UCaaS as highlighted below.

Results of Operations

As further presented in the table below, our Enterprise segment’s operating results for 2020 were adversely impacted by the effects of operating a business while in bankruptcy, which has resulted in increased customer churn and has limited our ability to transition existing customers to our higher margin next-generation products, such as OfficeSuite®, SD-WAN and UCaaS. In addition to the disruption caused by bankruptcy, our Enterprise segment continues to be impacted by the effects of competition from other large communications services providers who offer similar services, from traditional voice to advanced data and technology services using similar facilities and technologies and compete directly with us for customers of all size.

The following table reflects the Enterprise segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2020	2019	Amount	%	2020	2019	Amount	%
Revenues and sales:
Service revenues:
Core (a)	$248.7	$308.8	$(60.1)	(19)	$508.5	$630.2	$(121.7)	(19)
Strategic (b)	83.1	69.5	13.6	20	163.7	132.5	31.2	24
Legacy (c)	109.7	133.4	(23.7)	(18)	221.3	273.9	(52.6)	(19)
Other (d)	112.6	134.8	(22.2)	(16)	224.5	275.3	(50.8)	(18)
End user surcharges	23.2	26.9	(3.7)	(14)	49.0	57.5	(8.5)	(15)
Total service revenues	577.3	673.4	(96.1)	(14)	1,167.0	1,369.4	(202.4)	(15)
Product sales	5.2	8.3	(3.1)	(37)	12.8	18.7	(5.9)	(32)
Total revenues and sales	582.5	681.7	(99.2)	(15)	1,179.8	1,388.1	(208.3)	(15)
Costs and expenses (e)	463.6	542.5	(78.9)	(15)	947.8	1,116.3	(168.5)	(15)
Segment income	$118.9	$139.2	$(20.3)	(15)	$232.0	$271.8	$(39.8)	(15)

(a)
Core revenues consist of dynamic Internet protocol, dedicated Internet access, multi-protocol label switching services, integrated voice and data, long distance, and managed services. The decreases were primarily attributable to lower sales and higher customer churn in data and integrated services.

(b)
Strategic revenues consist of SD-WAN, UCaaS, OfficeSuite©, and associated network access products and services. Growth in these revenues was primarily due to increased demand for these product offerings.

(c)	Legacy revenues consist of TDM voice and data services. The decreases were primarily due to lower demand and higher customer churn in voice services.

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

WHOLESALE SEGMENT

The Wholesale segment leverages our nationwide network to provide 100 Gbps wave and transport services to wholesale customers, including telecommunications companies, content providers, and cable and other network operators. The Wholesale business segment produced $171.8 million in revenue and $124.4 million in contribution margin for the first half of 2020.

Strategy

To maintain our contribution margins in our Wholesale business, we will continue to leverage our network assets, offer advanced products and solutions, target our core customers and control costs through our disciplined approach to capital and expense management.

Results of Operations

The following table reflects the Wholesale segment results of operations:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(Millions)	2020	2019	Amount	%	2020	2019	Amount	%
Revenues and sales:
Service revenues:
Core services (a)	$80.7	$80.5	$0.2	—	$159.5	$165.6	$(6.1)	(4)
Switched access (b)	4.8	7.6	(2.8)	(37)	10.4	15.1	(4.7)	(31)
Total service revenues	85.5	88.1	(2.6)	(3)	169.9	180.7	(10.8)	(6)
Fiber sales	1.2	—	1.2	*	1.9	—	1.9	*
Total revenues and sales	86.7	88.1	(1.4)	(2)	171.8	180.7	(8.9)	(5)
Costs and expenses (c)	24.7	23.1	1.6	7	47.4	53.0	(5.6)	(11)
Segment income	$62.0	$65.0	$(3.0)	(5)	$124.4	$127.7	$(3.3)	(3)

(a)
Core services primarily include revenues from providing special access circuits, fiber connections, data transport and wireless backhaul services. The decrease in the six-month period of 2020 was primarily attributable to lower non-recurring revenue, lower usage for voice-only services and higher disconnect activity as a result of carriers migrating to fiber-based networks, partially offset by price increases implemented in January 2020.

(b)	Decreases were primarily attributable to the effects of intercarrier compensation reform.

(c)
Increase in the three-month period of 2020 primarily reflects the related costs of the fiber sales for the period. The decrease in the six-month period of 2020 was primarily related to lower interconnection expense, reductions in long-distance usage by our wholesale customers and rate reductions and costs improvements from the continuation of network efficiency projects offset by an increase in cost of products sold in the second quarter of 2020.

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

A summary of CAF Phase II and frozen USF support we have received or expect to receive is as follows:

(Millions)	2019	2020	2021
CAF Phase II support	$174.9	$174.9	$174.9
New Mexico Frozen USF support	0.6	0.6	0.6
Total	$175.5	$175.5	$175.5

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

On January 30, 2020, the FCC approved the RDOF program, which is the FCC’s most significant effort to close the digital divide to date and will connect millions of rural homes and small businesses to high-speed broadband networks. This fund will be the successor to the current CAF Phase II that Windstream participates in. Windstream advocated for the development of an economically sound funding and auction structure that delivers continuing and much-needed support for further broadband expansion in rural areas. The FCC will conduct a two-phase reverse auction to award the $20.4 billion funding. Phase I will award $16.0 billion and Phase II will award $4.4 billion. The Phase I auction will begin on October 29, 2020 and no date for the Phase II auction has been determined. Phase I will target those areas that current data confirm are wholly unserved at 25 Mbps download and 3 Mbps upload speeds, and Phase II will target unserved locations within areas that data demonstrates are only partially served, as well as any areas not won in Phase I. Windstream plans to actively pursue the opportunities offered through the RDOF program.

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

Set forth below is a summary of intercarrier compensation revenue and federal USF and CAF Phase II support included in regulatory revenues within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Intercarrier compensation revenue and ARM support	$10.5	$15.0	$21.6	$30.3
Federal universal service and CAF Phase II support	$44.3	$44.3	$87.7	$89.8

Last-Mile Access

Windstream has actively engaged in policy advocacy in various FCC proceedings that address the rates, terms and conditions for access to the “last-mile” facilities (i.e., special access and unbundled network elements (“UNEs”)) we need to serve retail business customers through our competitive companies. We incur approximately $900.0 million in annual interconnection expense and most of that was attributable to last-mile access. For the vast majority of our customers, last-mile facilities, the wires (“loops”) to a customer location from a central office, are not economic for Windstream to duplicate through its own investment and are not available from providers other than the incumbent carrier. Therefore, we often utilize connections owned by incumbent carriers as one of two distinct product types: either unbundled network elements (“UNEs”), which by law are not available in all areas but are subject to strict regulatory standards, or business data service (“BDS”) inputs, widely available from incumbents but subject to more flexible regulatory standards. Windstream’s purchase of business data service inputs may be subject to volume and term commitments and associated fees and penalties.

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

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 Cases with regard to this matter as it was determined it falls under a regulatory exception and is precluded from the automatic stay. USAC filed a proof of claim in the Chapter 11 Cases for approximately $6.0 million, reflecting the amount of funding previously remitted to Windstream as referenced above; Windstream has filed an objection to this proof of claim.

State Regulation and Legislation

State Universal Service

We recognize revenue from the receipt of state universal service funding in a limited number of states in which we operate: Texas, Georgia, Pennsylvania, New Mexico, Oklahoma, South Carolina, Alabama, Nebraska, and Arkansas. For the six-month period ended June 30, 2020, we recognized $39.8 million (the majority of which came from the Texas USF) in state USF support. These payments are intended to provide support, apart from the federal USF receipts, for the high cost of operating in certain rural markets.

There are two high-cost programs of the Texas USF, one for large companies and another for small companies. In the first six months of 2020, we received $18.9 million from the large company program and $2.0 million from the small company program. The Texas USF is currently running a continuing quarterly deficit. Absent reform, the fund’s cash reserve is expected to be exhausted by the end of 2020. Windstream is actively working with industry members and state legislatures to ensure that the Public Utility Commission of Texas takes action to restore stability to the fund.

In Nebraska, the high-cost Nebraska Universal Service Fund (“NUSF”) support available for 2020 increased from $4.6 million in 2019 to $5.9 million in 2020. This funding increase is directly related to the Nebraska Public Service Commission’s change from a revenue-based assessment model to a connections-based assessment model. The Commission recently opened a docket proposing reform to the state USF funding process for price cap carriers. The proposed reform would use a cost model to determine funding at the exchange level and carriers would have an obligation to provide service to currently unserved areas within each exchange where the funds are accepted. The proposal also contemplates that areas not elected for funding by carriers would be put up for funding via a reverse auction mechanism. The Commission has requested comments on the proposal, which are due July 30, 2020 and Windstream is actively participating in this proceeding.

The Oklahoma Corporation Commission has a proceeding to examine changing the current funding mechanism for the Oklahoma Universal Service Fund from an intrastate revenue process to one based on connections. Windstream is actively participating in this proceeding and supports the change to a connections-based assessment model.

Universal service reform is also possible in Pennsylvania. Windstream currently receives $13.3 million annually from that fund and cannot estimate the financial impact that would result from changes, if any.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Liquidity After Filing the Chapter 11 Cases
The filing of the Chapter 11 Cases constituted an event of default that accelerated the obligations under our debt agreements. Due to the Chapter 11 Cases, however, our creditors’ ability to exercise remedies under our debt agreements were stayed as of the date of the Chapter 11 petition filing.  In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized us to conduct our business activities in the ordinary course.  During the pendency of the Chapter 11 Cases, our principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and borrowings under our debtor-in-possession facilities discussed below. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

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
On February 26, 2019, the date that the Debtors filed a motion for the approval of the DIP Facilities with the Bankruptcy Court, which was granted (the “Effective Date”), a portion of the Term Loan Commitments in an amount equal to $300.0 million and a portion of the Revolving Facility in an amount equal to $100.0 million became available to Windstream Services. On April 16, 2019, in connection with our Second Day Hearing, Windstream Services received access to an additional $600.0 million of financing for a total of $1.0 billion available to us under the DIP Facilities. In March 2020, Windstream Services borrowed $400.0 million under the Revolving Facility to assist with working capital and other general corporate purposes during the COVID-19 global pandemic. According, as of June 30, 2020, $500.0 million was outstanding under the Term Loan Facility and $400.0 million borrowings were outstanding under the Revolving Facility. Considering letters of credit of $28.8 million and $63.5 million reserved for potential professional fees, the amount available for borrowing under the Revolving Facility was $7.7 million as of June 30, 2020.
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
Historical Cash Flows

We rely largely on operating cash flows to provide for our liquidity requirements. As noted above, we also have access to and available borrowing capacity under our DIP Facilities. We have assessed our current and expected funding requirements and our current and expected sources of liquidity, and have determined, based on our forecasted financial results and financial condition as of June 30, 2020, that cash on hand and cash expected to be generated from operating activities will be sufficient to fund our ongoing working capital requirements, planned capital expenditures, scheduled debt service requirements, and payments due under the contractual arrangement with Uniti. We incurred goodwill impairment charges of $2,712.3 million in the first half of 2019 based on the results of interim goodwill impairment assessments. While these non-cash charges reduced our reported operating results, the charges had no effect on our immediate or near-term liquidity position. Any future impairment charges could materially adversely affect our financial results in the periods in which they are recorded.

The following table summarizes our cash flow activities for the six months ended June 30:

(Millions)	2020	2019
Cash flows provided from (used in):
Operating activities	$121.7	$293.9
Investing activities	(491.6)	(415.7)
Financing activities	388.1	231.3
Increases in cash, cash equivalents and restricted cash	$18.2	$109.5

Our cash position increased by $18.2 million to $217.8 million at June 30, 2020, from $199.6 million at December 31, 2019, as compared to an increase of $109.5 million during the same period in 2019. Cash inflows in the six-month period ended June 30, 2020 were primarily from operating activities and incremental debt proceeds from our DIP Facilities. These inflows were partially offset by cash outflows for capital expenditures, purchase of FCC spectrum licenses and payments under our finance lease obligations.

Cash Flows - Operating Activities

Cash provided from operations is our primary source of funds. Cash flows provided from operating activities decreased by $172.2 million in the six-month period ended June 30, 2020, as compared to the same period in 2019, primarily due to an adverse change in the payment of accounts payable, reflecting the favorable effects realized in the first half of 2019 from no longer paying pre-petition trade accounts payable subsequent to the filing of the Chapter 11 Cases. This adverse impact on cash provided from operations in the first half of 2020 was partially offset by improved collection of trade accounts receivable and other favorable changes in working capital.

We are currently utilizing net operating loss carryforwards (“NOLs”) and other income tax initiatives to lower our cash income tax obligations during 2020. We expect to remain a minimal cash taxpayer for the foreseeable future due to our ability under current tax law to extend the time frame we have to use NOLs generated after December 31, 2017.

Cash Flows - Investing Activities

Cash used in investing activities primarily includes investments in our network to upgrade and expand our service offerings, as well as spending on strategic initiatives. Cash used in investing activities increased $75.9 million in the six-month period ended June 30, 2020, as compared to the same period in 2019, primarily due to an increase in our capital spending. Capital expenditures were $480.1 million for the six-month period ended June 30, 2020 compared to $407.4 million for the same period in 2019, an increase of $72.7 million.

Cash Flows - Financing Activities

Cash provided from financing activities was $388.1 million for the six-month period ended June 30, 2020 compared to $231.3 million for the same period in 2019.

Proceeds from issuances of debt during the first six months of 2020 were $400.0 million, consisting of borrowings under our DIP Revolving Facility. Comparatively, proceeds from issuances of long-term debt during the first six months of 2019 were $655.0 million, which consisted of $500.0 million of borrowings under our DIP Term Loan Facility and additional borrowings of $155.0 million under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases.

There were no debt repayments during the first half of 2020. Debt repayments for the six-month period ended June 30, 2019, totaled $372.4 million and primarily consisted of repayments of $370.0 million of borrowings under Windstream Services’ revolving line of credit prior to the filing of the Chapter 11 Cases. On January 3, 2019, Windstream Services repaid $312.0 million of these borrowings using proceeds received from the December 31, 2018 sale of the Consumer CLEC business.

Pension and Employee Savings Plan Contributions

For 2020, the expected employer contributions for pension benefits consists of $52.8 million to the qualified pension plan to satisfy our remaining 2019 and 2020 funding requirements. During the first quarter of 2020, we made our required quarterly employer contribution of $3.4 million in cash. The remaining required quarterly and annual employer contributions due in 2020 will be funded no later than December 31, 2020, as permitted under certain relief provisions included in the CARES Act. The amount and timing of future contributions to the qualified pension plan are dependent upon a myriad of factors including future investment performance, changes in future discount rates and changes in the demographics of the population participating in the plan. We also expect to make cash contributions in 2020 totaling $0.9 million to fund the expected benefit payments of our unfunded supplemental executive retirement pension plans.

We also sponsor an employee savings plan under section 401(k) of the Internal Revenue Code, which covers substantially all salaried employees and certain bargaining unit employees. We match on an annual basis up to a maximum of 4.0 percent of employee pre-tax contributions to the plan for employees contributing up to 5.0 percent of their eligible pre-tax compensation. Effective January 1, 2020, the 401(k) plan was amended such that the employer matching contribution is calculated and funded in cash to the plan each pay period with an annual true-up to be made as soon as administratively possible after the end of the year. During the first six months of 2020, we contributed $12.6 million in cash to fund the required 2020 employer matching contributions to date and we also contributed $25.7 million in cash to the plan in March 2020 for the 2019 annual matching contribution. We intend to fund the remaining employer matching contributions due in 2020 using cash. Comparatively, in March 2019, we contributed $26.4 million in cash to the plan for the 2018 annual matching contribution.

Debt

Windstream Holdings has no debt obligations. All of our debt has been incurred by our subsidiaries (primarily Windstream Services). Windstream Holdings is neither a guarantor of nor subject to the restrictive covenants imposed by such debt. As of June 30, 2020, we had $6,499.3 million in debt outstanding. Except for the DIP Facilities, all of our debt has been classified as liabilities subject to compromise in the accompanying consolidated balance sheets (see Note 3).
As discussed in Note 2, Judge Furman’s findings and filing of the Chapter 11 Cases constitute events of default under certain of Windstream Services’ and its subsidiaries’ debt instruments (the “Debt Instruments”). Any efforts to enforce payment obligations under the Debt Instruments and other obligations of the Debtors are automatically stayed as a result of the filing of the Chapter 11 Cases and holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Off-Balance Sheet Arrangements

We do not use securitization of trade receivables, affiliation with special purpose entities, variable interest entities or synthetic leases to finance our operations. Additionally, we have not entered into any arrangement requiring us to guarantee payment of third-party debt or to fund losses of an unconsolidated special purpose entity.

Contractual Obligations and Commitments

Following the issuance of $400.0 million of borrowings under the DIP Revolving Facility, our contractual obligations and commitments changed from December 31, 2019.  The table below presents our principal and interest payments on our DIP Facilities as of June 30, 2020.

	Obligations by Period
(Millions)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 years	Total
DIP Facilities	$900.0	$—	$—	$—	$900.0
Interest payments on DIP Facilities	16.1	—	—	—	16.1
Total	$916.1	$—	$—	$—	$916.1

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

Summarized and combined balance sheet information was as follows:

(Millions)	June 30, 2020	December 31, 2019
Current assets	$441.9	$426.1
Noncurrent assets	$3,095.7	$3,119.2
Current liabilities	$1,200.0	$718.2
Noncurrent liabilities (a)	$7,447.7	$7,523.6

(a)	Includes $7,439.5 million and $7,100.5 million of liabilities classified as subject to compromise at June 30, 2020 and December 31, 2019, respectively.

Summarized and combined results of operations for the six-month period ended June 30, 2020 was as follows:

(Millions)
Revenues and sales	$467.6
Operating income	$37.8
Loss before income taxes	$(205.2)
Net loss	$(214.2)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2020	2019	2020	2019
Operating income (loss)	$24.8	$(422.9)	$38.9	$(2,804.2)
Depreciation and amortization	219.9	276.0	452.5	547.5
Goodwill impairment	—	373.3	—	2,712.3
OIBDA	$244.7	$226.4	$491.4	$455.6

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2019, in our Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. These critical accounting policies include calculating depreciation and amortization expense and evaluating the useful lives of property, plant and equipment, assessing goodwill for impairment, accounting for pension benefits, and accounting for deferred income taxes and related tax contingencies. There were no material changes to these critical accounting policies during the six-month period ended June 30, 2020.
Recently Adopted Authoritative Guidance

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

•
other risks and uncertainties referenced from time to time in our Annual Report on Form 10-K for the year ended December 31, 2019, including those additional factors under “Risk Factors” in Item 1A of Part 1, and in other filings of ours with the SEC at www.sec.gov or not currently known to us or that we do not currently deem to be material.

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

Interest Rate Risk

We are exposed to market risk through changes in interest rates, primarily as it relates to the variable interest rates we are charged on our DIP Facilities and under Windstream Services’ senior secured credit facility. Subsequent to the filing of the Chapter 11 Cases, Windstream Services has not entered into any derivative financial instruments to hedge its exposure to changes in variable interest rates. As of June 30, 2020 and 2019, the unhedged portion of our variable rate debt was $3,450.9 million and $3,050.9 million, respectively. For variable rate debt instruments, market risk is defined as the potential change in earnings resulting from a hypothetical adverse change in interest rates. A hypothetical increase of 100.0 basis points in variable interest rates would have increased annual interest expense by approximately $34.5 million and $30.5 million for the six-month period ended June 30, 2020 and 2019, respectively. Actual results may differ from this estimate.

Item 4. Controls and Procedures

Controls and Procedures for Windstream Holdings, Inc.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Holdings’ disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective as of June 30, 2020, due to the material weakness in its internal control over financial reporting that was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and described below.

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

In response to the material weakness described above, management is currently designing and implementing enhancements to our process and controls related to the review and validation, including consideration of contrary evidence, of the analysis prepared by third-party valuation firms used for purposes of lease accounting to ensure that the assumptions are properly reviewed, validated and accounted for, and management can effectively evaluate analyses conducted by third-party valuation firms that perform analyses to provide assumptions that support lease accounting.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures for Windstream Services, LLC

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Windstream Services’ disclosure controls and procedures as of the end of the period covered by these quarterly reports (the “Evaluation Date”). The term “disclosure controls and procedures” (defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective as of June 30, 2020, due to the material weakness in its internal control over financial reporting that was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and described below.

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

In response to the material weakness described above, management is currently designing and implementing enhancements to our process and controls related to the review and validation, including consideration of contrary evidence, of the analysis prepared by third-party valuation firms used for purposes of lease accounting to ensure that the assumptions are properly reviewed, validated and accounted for, and management can effectively evaluate analyses conducted by third-party valuation firms that perform analyses to provide assumptions that support lease accounting.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

After a trial in July 2018, on February 15, 2019, Judge Jesse Furman of United States District Court for the Southern District of New York issued certain findings of fact and conclusions of law regarding the Spin-Off, invalidating the 2017 exchange and consent transactions, and found that the trustee under the 2013 Indenture and/or Aurelius was entitled to a judgment:

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

Windstream did not file a Suggestion of Bankruptcy as a result of the filing of the Chapter 11 Cases with regard to this matter as it was determined it falls under a regulatory exception and is precluded from the automatic stay. USAC filed a proof of claim in the Chapter 11 Cases for approximately $6.0 million, reflecting the amount of funding previously remitted to Windstream as referenced above; Windstream has filed an objection to this proof of claim.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors affecting our businesses that were discussed in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 19, 2020.

Item 6. Exhibits

INDEX OF EXHIBITS

Form 10-Q Exhibit No.	Description of Exhibits

2.1
Order Confirming the First Amended Joint Chapter 11 Plan of Reorganization of Windstream Holdings, Inc. et al., Pursuant to Chapter 11 of the Bankruptcy Code, including such First Amended Joint Chapter 11 Plan of Organization (incorporated herein by reference to Exhibit 2.1 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Current Report on Form 8-K filed with the SEC on July 1, 2020).
*

10.1
Settlement Agreement, dated as of April 20, 2020, by and among Windstream Holdings, Inc., Windstream Services, LLC and their subsidiaries party thereto and Uniti Group, Inc. and their subsidiaries party thereto (incorporated herein by reference to Exhibit 10.4 to Windstream Holdings, Inc.’s and Windstream Services, LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on June 9, 2020).
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

101
The following financial information from the combined quarterly report on Form 10-Q of Windstream Holdings, Inc. and Windstream Services, LLC for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders Equity (Deficit), and (vi) Notes to the Consolidated Financial Statements.
(a)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	(a)

*	Incorporated herein by reference as indicated.
(a)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, these registrants have duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

WINDSTREAM HOLDINGS, INC.	WINDSTREAM SERVICES, LLC
(Registrant)	(Registrant)

/s/ Robert E. Gunderman	/s/ Robert E. Gunderman
Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)	Robert E. Gunderman Chief Financial Officer and Treasurer (Principal Financial Officer)
July 30, 2020	July 30, 2020